Form 10-Q
period 1998-03-31
KILLBUCK BANCSHARES INC
filed 1998-07-08
CIK 1060455

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended MARCH 31, 1998

                        COMMISSION FILE NUMBER 000-24147


                           KILLBUCK BANCSHARES, INC.
             (Exact name of registrant as specified in its Charter)



                 OHIO                              34-1700284
                 ----                              ----------
     (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)



                     165 N. MAIN STREET, KILLBUCK, OH 44637
                     --------------------------------------
             (Address of principal executive offices and zip code)

                                 (330) 276-2771
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          (1) YES       (2) NO    x
                                  -----         -----

As of March 31, 1998, there were 661,900 shares of common stock outstanding. These shares are adjusted for the 5 for 1 stock split on May 1, 1998.

                           KILLBUCK BANCSHARES, INC.

                                     INDEX


                                                                     Page Number

PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited):

         Consolidated balance sheet
            March 31, 1998 and December 31, 1997                           3

         Consolidated statements of income
            Three months ended March 31, 1998 and 1997                     4

         Consolidated statements of shareholders' equity
            Three months ended March 31, 1998 and 1997                     5

         Consolidated statements of cash flows
            Three months ended March 31, 1998 and 1997                     6

         Notes to unaudited consolidated financial statements              7

Item 2.  Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                      8-11

PART II. OTHER INFORMATION                                                 12

SIGNATURES                                                                 13

                    KILLBUCK BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                   March 31,  December 31,
                                                                     1998         1997
                                                                ------------  ------------
ASSETS
   Cash and cash equivalents:
      Cash and amounts due from depository institutions         $  6,477,760   $ 6,300,777
      Federal funds sold                                          12,500,000     8,300,000
                                                                ------------  ------------
         Total cash and cash equivalents                          18,977,760    14,600,777
                                                                ------------  ------------

   Investment securities:
      Securities available for sale                               30,300,361    35,078,516
      Securities held to maturity (market value of $24,643,000
      and $23,966,533)                                            24,131,855    23,398,480
                                                                ------------  ------------
         Total investment securities                              54,432,216    58,476,996
                                                                ------------  ------------

   Loans (net of unearned income of $351,462 and $363,186)       125,127,251   121,670,643
      Less: allowance for loan losses                              1,755,525     1,744,586
                                                                ------------  ------------
         Net loans                                               123,371,726   119,926,057
                                                                ------------  ------------

   Premises and equipment, net                                     2,810,134     2,808,078
   Accrued interest                                                1,595,280     1,633,451
   Other assets                                                      668,638       463,271
                                                                ------------  ------------
         Total assets                                           $201,855,754  $197,908,630
                                                                ============  ============

LIABILITIES
   Deposits:
      Noninterest bearing demand                                $ 19,721,485  $ 21,592,573
      Interest bearing demand                                     37,511,635    37,574,203
      Savings                                                     19,879,050    19,376,757
      Time                                                        90,314,588    85,265,101
                                                                ------------  ------------
         Total deposits                                          167,426,758   163,808,634
   Securities sold under repurchase agreements                     2,235,000     2,710,000
   Federal Home Loan Bank advances                                 8,590,877     8,745,174
   Accrued interest and other liabilities                            692,058       487,213
                                                                ------------  ------------
         Total liabilities                                       178,944,693   175,751,021
                                                                ------------  ------------

SHAREHOLDERS' EQUITY
   Common stock -- 1,000,000 shares authorized, 675,000 issued
   with no par value                                               2,700,000     2,700,000
   Capital surplus                                                 3,106,500     3,106,500
   Retained earnings                                              17,734,711    17,018,414
   Net unrealized gain (loss) on securities available for sale         3,338      (33,817)
   Treasury stock, at cost (13,100 shares)                         (633,488)     (633,488)
                                                                ------------  ------------
         Total shareholders' equity                               22,911,061    22,157,609
                                                                ------------  ------------

         Total liabilities and shareholders' equity             $201,855,754  $197,908,630
                                                                ============  ============


See accompanying notes to the unaudited consolidated financial statements.

                    KILLBUCK BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



                                                      Three Months Ended
                                                           March 31,
                                                       1998         1997
                                                    ----------  ----------

     INTEREST INCOME
       Interest and fees on loans                   $2,972,226  $2,743,085
       Federal funds sold                              107,344      88,330
       Investment securities:
         Taxable                                       505,863     542,307
         Tax exempt                                    287,235     229,378
                                                    ----------  ----------
           Total interest income                     3,872,668   3,603,100
                                                    ----------  ----------

     INTEREST EXPENSE
       Deposits                                      1,684,812   1,609,739
       Federal Home Loan Bank advances                 147,683      86,816
       Securities sold under repurchase agreements      22,293          66
                                                    ----------  ----------
           Total interest expense                    1,854,788   1,696,621
                                                    ----------  ----------

     NET INTEREST INCOME                             2,017,880   1,906,479

     Provision for loan losses                          45,000      45,000
                                                    ----------  ----------

     NET INTEREST INCOME AFTER PROVISION FOR LOAN
     LOSSES                                          1,972,880   1,861,479
                                                    ----------  ----------

     OTHER INCOME
       Service fees on deposit accounts                 95,727      90,551
       Other income                                     34,289      13,668
                                                    ----------  ----------
           Total other income                          130,016     104,219
                                                    ----------  ----------

     OTHER EXPENSE
       Salaries and employee benefits                  617,685     546,383
       Occupancy expense                                50,501      48,480
       Equipment expense                               111,296     111,119
       Professional fees                                68,410      64,036
       Franchise tax                                    82,984      74,614
       Other expenses                                  218,319     195,225
                                                    ----------  ----------
           Total other expense                       1,149,195   1,039,857
                                                    ----------  ----------

     INCOME BEFORE INCOME TAXES                        953,701     925,841
       Income taxes                                    237,404     248,883
                                                    ----------  ----------

     NET INCOME                                     $  716,297  $  676,958
                                                    ==========  ==========

     PER SHARE DATA
       Earning per common share                     $     1.08  $     1.01
                                                    ==========  ==========

       Average shares outstanding                      661,900     667,500
                                                    ==========  ==========










See accompanying notes to the unaudited consolidated financial statements.

                    KILLBUCK BANCSHARES, INC. AND SUBSIDIARY

     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                       THREE MONTHS ENDED MARCH 31, 1998


                                                                          Net
                                                                      Unrealized
                                                                     Gain (Loss) on
                                                                       Securities                     Total          Other
                                    Common     Capital     Retained  Available for    Treasury    Shareholders'  Comprehensive
                                    Stock      Surplus     Earnings     Sale           Stock         Equity          Income
                                 ----------  ----------  -----------  ------------   ----------     -----------  -------------

BALANCE, DECEMBER 31, 1997       $2,700,000  $3,106,500  $17,018,414  $(33,817)      $(633,488)      $22,157,609       $     -
   Net income                                                716,297                                     716,297       716,297
   Net unrealized gain on
     securities                                                          37,155                           37,155        37,155
                                 ----------  ----------  -----------  ---------      ----------      -----------      --------

BALANCE, MARCH 31, 1998          $2,700,000  $3,106,500  $17,734,711     $3,338      $(633,488)      $22,911,061      $753,452
                                 ==========  ==========  ===========  =========      ==========      ===========      ========
















See accompanying notes to the unaudited consolidated financial statements.

                    KILLBUCK BANCSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)



                                                                        Three Months Ended
                                                                             March 31,
                                                                       1998          1997
                                                                    -----------  ------------

OPERATING ACTIVITIES
   Net income                                                       $   716,297  $    676,958
   Adjustments to reconcile net income to net cash provided by
   Operating activities:
      Provision for loan losses                                          45,000        45,000
      Provision for depreciation and amortization                        74,789        75,774
      Origination of loans held for sale                              (651,000)             -
      Proceeds from the sale of loans                                   651,000             -
      Increase in accrued interest and other assets                   (186,337)     (300,893)
      Increase in accrued expenses and other liabilities                204,845        44,661
                                                                    -----------  ------------
         Net cash provided by operating activities                      854,594       541,500
                                                                    -----------  ------------

INVESTING ACTIVITIES
   Investment securities available for sale:
      Proceeds from maturities and repayments                         9,325,657     4,484,683
      Purchases                                                     (4,496,833)  (11,516,372)
   Investment securities held to maturity:
      Proceeds from maturities and repayments                           388,675       133,070
      Purchases                                                     (1,120,777)   (1,434,460)
   Net increase in loans                                            (3,490,669)   (1,731,731)
   Purchase of premises and equipment                                  (72,491)      (13,470)
                                                                    -----------  ------------
         Net cash provided by (used in) investing activities            533,562  (10,078,280)
                                                                    -----------  ------------

FINANCING ACTIVITIES
   Net (decrease) increase in demand and savings deposits           (1,431,363)     2,866,664
   Net increase in time deposits                                      5,049,487     3,424,938
   Net (decrease) increase in Federal Home Loan Bank advances         (154,297)       928,947
   Net (decrease) increase in repurchase agreements                   (475,000)        95,000
                                                                    -----------  ------------
         Net cash provided by financing activities                    2,988,827     7,315,549
                                                                    -----------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  4,376,983   (2,221,231)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       14,600,777    12,240,758
                                                                    -----------  ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $18,977,760  $ 10,019,527
                                                                    ===========  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
   Interest paid                                                    $ 1,857,218  $  1,723,595
                                                                    ===========  ============
   Income taxes paid                                                $         -  $          -
                                                                    ===========  ============






See accompanying notes to the unaudited consolidated financial statements.

                           KILLBUCK BANCSHARES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Killbuck Bancshares, Inc. (the "Company") and its wholly-owned subsidiary Killbuck Savings Bank Company (the "Bank"). All significant intercompany balances and transactions have been eliminated in the consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -- COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted the Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." In adopting Statement No. 130, the company is required to present comprehensive income and its components in a full set of general purpose financial statements. The Company has elected to report the effects of Statement No. 130 as part of the Statement of Changes in Shareholders' Equity.

NOTE 3 -- STOCK SPLIT

On April 13, 1998 the board of directors authorized an increase in the authorized common shares from 200,000 to 1,000,000 shares and also authorized a 5 for 1 stock split of common stock to shareholders of record on May 1,1998. Per share amounts in the accompanying financial statements have been adjusted for the split.

NOTE 4 -- EARNINGS PER SHARE

Earnings per share are calculated based upon the weighted number of shares of stock outstanding during the year. The company maintains a simple capital structure, therefore, there is no dilutive effect on earnings per share.

NOTE 5 -- PLAN OF MERGER

On April 13, 1998, Killbuck Bancshares, Inc. (Killbuck) and Commercial and Savings Bank Co. (Commercial) of Danville, Ohio, executed an agreement and plan of reorganization to merge subject to shareholder and regulatory approval. Under the terms of the agreement, all outstanding shares of Commercial will be exchanged for 2.1585 shares of Killbuck. This exchange ratio of 2.1585 is adjusted for Killbuck's five for one stock split on May 1, 1998.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

Total assets at March 31, 1998, increased by approximately $3,947,000 or 2.0% for the first quarter of 1998.

Cash and cash equivalents increased by approximately $4,377,000 or 30.0% from December 31, 1997, to March 31, 1998, with liquid funds held in the form of federal funds sold increasing $4,200,000. Management increased liquid funds due to expected loan growth.

Investment securities available for sale decreased by approximately $4,778,000 or 13.6% from December 31, 1997, as a result of maturities of available for sale securities. These funds were used to help fund loan growth and increase cash and cash equivalents for the first quarter of 1998.

The loan portfolio increased by approximately $3,457,000 or 2.8% from December 31, 1997, to March 31, 1998. The majority ($2,883,000 or 83.4%) of that increase occurred in the commercial loan category.

Total deposits increased by approximately $3,618,000 or 2.2% for the first quarter of 1998. Noninterest-bearing demand deposits decreased by approximately $1,871,000 or 8.7%, while time deposits increased by approximately $5,049,000 or 5.9%. The majority ($3,669,000 or 72.7%) of the increase in time deposits occurred in the $100,000 and over time deposit accounts. Management believes this increase is attributable to the current competitive deposit rates being offered by the Bank.

Shareholders' Equity increased by approximately by $753,000 or 3.4%, which was mainly due to earnings of $716,000 for the first three months of 1998. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At March 31, 1998, the total capital ratio was 19.51%; the Tier I capital ratio was 18.13%, and the leverage ratio was 11.59%, compared to regulatory capital requirements of 8%, 4% and 4% respectively. These ratios are well in excess of regulatory capital requirements.

A great deal of information has been disseminated about the global computer crash that may occur in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operation of the Bank.

The Company has initiated a year 2000 plan and has closely monitored its situation by thoroughly assessing systems and programs which may be date sensitive. The systems which are not currently year 2000 compatible are scheduled for renovation before December 1998. There can be no assurance that the Company will not experience adverse financial consequences as a result of the Y2K, however, management, under the direction of the Board of Directors, continues to monitor Y2K to minimize the risks associated with it wherever identified.

                             RESULTS OF OPERATIONS

          COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Total interest income of approximately $3,873,000 for the three month period ended March 31, 1998, compares to approximately $3,603,000 for the same period in 1997, an increase of $270,000 or 7.5%. The majority of the overall increase in total interest income is attributed to an increase in interest and fees on loans of approximately $229,000 or 84.8% of the overall increase. The increase in interest and fees on loans is due primarily to increased volume in the loan portfolio. Total net loans at March 31, 1998, were approximately $125,127,000, an increase of 7.6 million or 6.5% from approximately $117,520,000 at March 31, 1997.

Total interest expense of approximately $1,855,000 for the three month period ending March 31, 1998, represents an increase of $158,000 from the approximately $1,697,000 reported for the same three month period in 1997. The increase in interest expense on deposits of approximately $75,000 is due mainly to increases in volume. Overall, total deposits increased $3.7 million or 2.3% from a level of approximately $163,691,000 at March 31, 1997, to approximately $167,427,000 at March 31, 1998. Time deposits had the largest increase with growth of $2.3 million or 2.6%, with noninterest-bearing demand showing growth of $1.7 million or 9.1%. The interest expense on Federal Home Loan Bank advances increased by approximately $61,000 due to an increase in Federal Home Loan Bank advances of $2.8 million or 49.6% from a level of approximately $5,744,000 at March 31, 1997, to approximately $8,591,000 at March 31, 1998.

Net interest income of approximately $2,018,000 for the three months ended March 31, 1998, compares to approximately $1,906,000 for the same three month period in 1997, an increase of $112,000 or 5.9%.

Total other income for the three month period ended March 31, 1998, of approximately $130,000 compares to approximately $104,000 for the same three month period in 1997, an increase of $26,000 or 25.0%. The majority of the increase ($18,000 or 69.2%) is attributable to income from the alternative investment service the Bank introduced in 1997.

Total other expense of approximately $1,149,000 for the three months ended March 31, 1998, compares to approximately $1,040,000 for the same three month period in 1997. This represents an increase of $109,000 or 10.5%. Net increases in salaries and employee benefits expense of approximately $71,000 and other expenses of approximately $23,000 were the major contributors to the overall net increase. The increase in salary and employee benefits is attributed to normal annual salary increases, staff additions and increased hospitalization premiums and pension costs. The increase in other expenses were brought about by those items that are generally thought to be normal and recurring in nature. Net income for the three month period ended March 31, 1998, was approximately $716,000, an increase of $39,000 or 5.8% from the approximately $677,000 reported at March 31, 1997.

                                   LIQUIDITY


Management monitors projected liquidity needs and determines the level desirable based in part on the Bank's commitments to make loans and management's assessment of the Bank's ability to generate funds.

The primary sources of funds are deposits, repayment of loans, maturities of investments, funds provided from operations and advances from the FHLB of Cincinnati. While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its sources of funds to fund existing and future loan commitments, to fund maturing time deposits and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses.

Cash and amounts due from depository institutions and federal funds sold totaled approximately $18,978,000 at March 31, 1998. These assets provide the primary source of liquidity for the Bank. In addition, management has designated a substantial portion of the investment portfolio, approximately $30,300,000 as available for sale and has an available line of credit with the Federal Home Loan Bank of Cincinnati with a borrowing limit of $8,000,000 at March 31, 1998, to provide additional sources of liquidity.

Cash was provided during the three month period ended March 31, 1998, mainly from a net increase in deposits of $3.6 million, and the repayment of investment securities of $9.7 million. Cash was used during the three month period ended March 31, 1998, mainly to fund a net increase in loans of $3.5 million, and for the purchase of investment securities of $5.6 million. In addition $629,000 was also used to reduce Federal Home Loan Bank advances and repurchase agreements during the first three months of 1998. Cash and cash equivalents totaled $18.9 million at March 31, 1998, an increase of $4.3 million from $14.6 million at December 31,1997.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

                                 RISK ELEMENTS


The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at March 31, 1998, and December 31, 1997. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower. The Bank had no renegotiated loans, other real estate or repossessed assets of March 31, 1998, and December 31, 1997.


                                                       March 31,   December 31,
                                                         1998         1997
                                                     -----------  ------------
                                                       (dollars in thousands)

  Loans on nonaccrual basis                             $129          $121
  Loans past due 90 days or more                         148            75
                                                        ----          ----
             Total nonperforming loans                  $277          $196
                                                        ====          ====

  Nonperforming loans as a percent of total loans       .22%          .16%
                                                        ===           ===

  Nonperforming assets as a percent of total assets     .14%          .10%
                                                        ===           ===


The allowance for loan losses at March 31, 1998, totaled $1,756,000 or 1.4% of total loans as compared to $1,745,000 or 1.4% at December 31, 1997. Provisions for loan losses were $45,000 for the three months ended March 31, 1998, and March 31, 1997. At March 31, 1998, and December 31, 1997 the bank had no impaired loans.

Management performs a quarterly evaluation of the allowance for loan losses. The evaluation incorporates internal loan review, actual historical losses, as well as any negative economic trends in the local market. The evaluation is presented to and approved by the Board of Directors of the Bank. Management, through the use of the quarterly evaluation, believes that the allowance is maintained at an adequate level.

                          PART II -- OTHER INFORMATION



       Item 1 -  Legal Proceedings

                 None

       Item 2 -  Changes in the rights of the Company's security holders

                 None

       Item 3 -  Defaults by the Company on its senior securities

                 None

       Item 4 -  Results of votes of security holders

                 None

       Item 5 -  Other Information

                 None

       Item 6 -  Exhibits and Reports on Form 8-K

                 a)  27   Financial data schedule (electronic filing only)

                 b)  No reports

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Killbuck Bancshares, Inc.


Date:       7-2-98            By:/s/Luther E. Proper
      -------------------

                              /s/Luther E. Proper
                              ----------------------------------
                              Luther E. Proper
                              President and
                              Chief Executive Officer