Form 10-Q
period 1998-06-30
KILLBUCK BANCSHARES INC
filed 1998-08-12
CIK 1060455

1
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended June 30, 1998

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

                   165 N. Main Street, Killbuck, OH 44637
           (Address of principal executive offices and zip code)

                              (330) 276-2771
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     (1) Yes   x    (2) No
               ---              ---

State the number of shares outstanding of each of the issue's classes of commerce equity as of the latest practicable date:

Class: Common stock, no par value outstanding at July 30,1998: 66l,900

                   KILLBUCK BANCSHARES, INC.

                                    Index

                                                               Page Number
                                                               -----------

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

     Consolidated Balance Sheet (unaudited) as of
          June 30, 1998 and December 31, 1997                          3

     Consolidated Statement of Income (unaudited)
          For the six months ended June 30, 1998 and 1997              4

     Consolidated Statement of Income (unaudited)
          For the three months ended June 30, 1998 and 1997            5

     Consolidated Statement of Changes in Shareholders' Equity
          (unaudited) for the six months ended June 30, 1998           6

     Consolidated Statement of Cash Flows (unaudited)
          For the six months ended June 30, 1998 and 1997              7

     Notes to Unaudited Consolidated Financial Statements              8

Item 2.     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                              9-13

PART II. OTHER INFORMATION

     Item 1.     Legal Proceedings                                    14

     Item 2.     Changes in Securities                                14

     Item 3.     Default Upon Senior Securities                       14

     Item 4.     Submissions of Matters to a Vote of
                 Security Holders                                     14

     Item 5.     Other Information                                    14

     Item 6.     Exhibits and Reports on Form 8-K                     15

SIGNATURES                                                            16

                           Killbuck Bancshares, Inc.
                   CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                               June 30,       December 31,
                                                 1998            1997
                                             ------------    ------------
ASSETS
Cash and cash equivalents:
  Cash and amounts due from depository
   institutions                             $   6,116,643   $   6,300,777
  Federal funds sold                            9,400,000       8,300,000
                                             ------------    ------------
    Total cash and cash equivalents            15,516,643      14,600,777
                                             ------------    ------------

Investment securities:
  Securities available for sale                34,023,300      35,078,516
  Securities held to maturity (market value of
   $25,140,601 and $23,966,533)                24,613,948      23,398,480
                                             ------------    ------------
    Total investment securities                58,637,248      58,476,996
                                             ------------    ------------

Loans (net of unearned income of $346,128
 and $363,127)                                126,218,377     121,670,643
  Less: allowance for loan losses               1,792,261       1,744,586
                                             ------------    ------------
    Net loans                                 124,426,116     119,926,057
                                             ------------    ------------

Premises and equipment, net                     2,800,268       2,808,078
Accrued interest                                1,640,487       1,633,451
Other assets                                      560,858         463,271
                                             ------------    ------------
               Total assets                 $ 203,581,620   $ 197,908,630
                                             ============    ============

LIABILITIES
     Deposits:
          Noninterest bearing demand        $  21,164,464   $  21,592,573
          Interest bearing demand              33,912,249      37,574,203
          Savings                              20,007,510      19,376,757
          Time                                 92,431,225      85,265,101
                                             ------------    ------------
               Total deposits                 167,515,448     163,808,634
     Securities sold under repurchase
      agreements                                2,585,000       2,710,000
     Federal Home Loan Bank advances            9,733,404       8,745,174
     Accrued interest and other liabilities       375,279         487,213
                                             ------------    ------------
               Total liabilities              180,209,131     175,751,021
                                             ------------    ------------

SHAREHOLDERS' EQUITY
     Common stock - 1,000,000 shares
      authorized, 675,000 issued with
      no par value at June 30, 1998
      and December 31, 1997                     2,700,000       2,700,000
     Capital surplus                            3,106,500       3,106,500
     Retained earnings                         18,197,294      17,018,414
     Net unrealized gain (loss) on
      securities available for sale                 2,183         (33,817)
     Treasury stock, at cost (13,100 shares)     (633,488)       (633,488)
                                             ------------    ------------
               Total shareholders' equity      23,372,489      22,157,609
                                             ------------    ------------
               Total liabilities and
                shareholders' equity        $ 203,581,620   $ 197,908,630
                                             ============    ============
See accompanying notes to the unaudited consolidated financial statements.

                   Killbuck Bancshares, Inc.
          CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                        Six Months Ended
                                                             June 30,
                                                      1998             1997
                                                  -----------      -----------
INTEREST INCOME
     Interest and fees on loans                  $  5,997,458     $  5,610,324
     Federal funds sold                               210,948          153,616
     Investment securities:
          Taxable                                   1,019,793        1,176,762
          Tax exempt                                  583,711          478,325
                                                  -----------      -----------
               Total interest income                7,811,910        7,419,027
                                                  -----------      -----------

INTEREST EXPENSE
     Deposits                                       3,440,965        3,345,559
     Federal Home Loan Bank advances                  298,920          193,403
     Securities sold under repurchase agreements       40,569            7,518
                                                  -----------      -----------
               Total interest expense               3,780,454        3,546,480
                                                  -----------      -----------

NET INTEREST INCOME                                 4,031,456        3,872,547

Provision for loan losses                              90,000           90,000
                                                  -----------      -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
 LOSSES                                             3,941,456        3,782,547
                                                  -----------      -----------

OTHER INCOME
     Service fees on deposit accounts                 200,081          187,221
     Other income                                      54,524           28,370
                                                  -----------      -----------
               Total other income                     254,605          215,591
                                                  -----------      -----------

OTHER EXPENSE
     Salaries and employee benefits                 1,128,746        1,002,881
     Occupancy expense                                 85,245           81,860
     Equipment expense                                232,427          222,393
     Professional fees                                131,934           89,174
     Franchise tax                                    165,968          149,229
     Other expenses                                   458,752          437,301
                                                  -----------      -----------
               Total other expense                  2,203,072        1,982,838
                                                  -----------      -----------

INCOME BEFORE INCOME TAXES                          1,992,989        2,015,300
     Income taxes                                     483,159          549,691
                                                  -----------      -----------

NET INCOME                                       $  1,509,830     $  1,465,609
                                                  ===========      ===========
PER SHARE DATA
     Earning per common share                    $       2.28     $       2.20
                                                  ===========      ===========

     Average shares outstanding                       661,900          667,500
                                                  ===========      ===========



See accompanying notes to the unaudited consolidated financial statements.

                   Killbuck Bancshares, Inc.
          CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                      Three Months Ended
                                                           June 30,
                                                     1998             1997
                                                 -----------      -----------
INTEREST INCOME
     Interest and fees on loans                 $  3,025,232     $  2,867,239
     Federal funds sold                              103,604           65,286
     Investment securities:
          Taxable                                    513,930          634,455
          Tax exempt                                 296,476          248,947
                                                 -----------      -----------
               Total interest income               3,939,242        3,815,927
                                                 -----------      -----------

INTEREST EXPENSE
     Deposits                                      1,756,153        1,735,820
     Federal Home Loan Bank advances                 151,237          106,587
     Securities sold under repurchase agreements      18,276            7,452
                                                 -----------      -----------
               Total interest expense              1,925,666        1,849,859
                                                 -----------      -----------

NET INTEREST INCOME                                2,013,576        1,966,068

Provision for loan losses                             45,000           45,000
                                                 -----------      -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
 LOSSES                                            1,968,576        1,921,068
                                                 -----------      -----------

OTHER INCOME
     Service fees on deposit accounts                104,354           96,670
     Other income                                     20,235           14,702
                                                 -----------      -----------
               Total other income                    124,589          111,372
                                                 -----------      -----------

OTHER EXPENSE
     Salaries and employee benefits                  511,061          456,498
     Occupancy expense                                34,744           33,380
     Equipment expense                               121,131          111,274
     Professional fees                                63,524           25,138
     Franchise tax                                    82,984           74,615
     Other expenses                                  240,433          242,076
                                                 -----------      -----------
               Total other expense                 1,053,877          942,981
                                                 -----------      -----------

INCOME BEFORE INCOME TAXES                         1,039,288        1,089,459
     Income taxes                                    245,755          300,808
                                                 -----------      -----------

NET INCOME                                      $    793,533     $    788,651
                                                 ===========      ===========

PER SHARE DATA
     Earning per common share                   $       1.20     $       1.18
                                                 ===========      ===========

     Average shares outstanding                      661,900          667,500
                                                 ===========      ===========



See accompanying notes to the unaudited consolidated financial statements.

                                          Killbuck Bancshares, Inc.

                    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                                   Net
                                                                                Unrealized
                                                                              Gain (Loss) on
                                                                                 Securities                  Total         Other
                                           Common      Capital     Retained    Available for  Treasury   Shareholders' Comprehensive
                                            Stock       Surplus     Earnings        Sale        Stock         Equity        Income
                                         -----------  -----------  -----------  -----------  ------------   -----------  -----------

Balance, December 31, 1997               $ 2,700,000  $ 3,106,500  $17,018,414  $   (33,817)  $  (633,488)  $22,157,609
     Net income                                                      1,509,830                                1,509,830  $ 1,509,830
     Other comprehensive income
          Net unrealized gain on securities                                          36,000                      36,000       36,000
     Dividends paid                                                   (330,950)                                 (330,950)

                                         -----------  -----------  -----------  -----------  ------------   -----------  -----------
Balance, June 30, 1998                   $ 2,700,000  $ 3,106,500  $18,197,294  $     2,183   $  (633,488)  $23,372,489  $ 1,545,830
                                         ===========  ===========  ===========  ===========  ============   ===========  ===========






See accompanying notes to the unaudited consolidated financial statements.

                           Killbuck Bancshares, Inc.
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                              Six Months Ended
                                                                   June 30,
                                                            1998               1997
                                                        ------------     ------------
Operating Activities
     Net income                                         $  1,509,830     $  1,465,609
     Adjustments to reconcile net income to net cash
      provided by
       Operating activities:
          Provision for loan losses                           90,000           90,000
          Provision for depreciation and amortization        142,995          151,510
          Origination of loans held for sale              (2,005,249)               -
          Proceeds from the sale of loans                  2,005,249                -
          Increase in accrued interest and other assets     (123,169)        (362,342)
          Decrease in accrued expenses and other
           liabilities                                      (111,934)         (60,943)
                                                        ------------     ------------
               Net cash provided by operating activities   1,507,722        1,283,834
                                                        ------------     ------------

INVESTING ACTIVITIES
      Investment securities available for sale:
          Proceeds from maturities and repayments         10,625,657        5,084,476
          Purchases                                       (9,507,560)     (12,042,248)
      Investment securities held to maturity:
          Proceeds from maturities and repayments            799,585          485,335
          Purchases                                       (2,027,548)      (2,452,294)
      Net increase in loans                               (4,590,059)      (5,653,857)
      Purchase of premises and equipment                    (131,025)         (40,687)
                                                        ------------     ------------
               Net cash used for investing activities     (4,830,950)     (14,619,275)
                                                        ------------     ------------

FINANCING ACTIVITIES
      Net increase in deposits                             3,706,814        6,912,932
      Proceeds from advances from Federal Home Loan Bank   1,500,000        2,200,000
      Payments on advances from Federal Home Loan Bank      (511,770)        (196,870)
      Net (decrease) increase in repurchase agreements      (125,000)       1,700,000
      Dividends paid                                        (330,950)        (293,700)
                                                        ------------     ------------
               Net cash provided by financing activities   4,239,094       10,322,362
                                                        ------------     ------------

Net increase (decrease) in cash and cash equivalents         915,866       (3,013,079)

Cash and cash equivalents at beginning of period          14,600,777       12,240,758
                                                        ------------     ------------
Cash and cash equivalents at end of period              $ 15,516,643     $  9,227,679
                                                        ============     ============
Supplemental Disclosures of Cash Flows Information
      Cash paid during the period for:
          Interest on deposits and borrowings           $  3,775,016     $  3,567,914
                                                        ============     ============
          Income taxes                                  $    500,000     $    506,332
                                                        ============     ============

See accompanying notes to the unaudited consolidated financial statements.

              Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Killbuck Bancshares, Inc. (the "Company") and its wholly-owned subsidiary Killbuck Savings Bank Company (the "Bank"). All significant intercompany balances and transactions have been eliminated in the consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or any other interim period.

NOTE 2 - EARNINGS PER SHARE

Earnings per share are calculated based upon the weighted number of shares of stock outstanding during the period. In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement No. 128 replaced the previous reporting requirement of primary and fully diluted earnings per share with basic and diluted earnings per share. The Company maintains a simple capital structure, therefore, there is no dilutive effect on earnings per share.

NOTE 3 - STOCK SPLIT

On April 13, 1998 the board of directors authorized an increase in the authorized common shares from 200,000 to 1,000,000 shares and also authorized a 5 for 1 stock split of common stock to shareholders of record on May 1,1998. Per share amounts in the accompanying financial statements have been adjusted for the split.

NOTE 4- COMPREHENSIVE INCOME

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

NOTE 5 - PLAN OF MERGER

On April 13, 1998, Killbuck Bancshares, Inc. (Killbuck) and The Commercial and Savings Bank Co. (Commercial) of Danville, Ohio, executed an agreement and plan of reorganization to merge subject to shareholder and regulatory approval. Under the terms of the agreement, all outstanding shares of Commercial will be exchanged for 2.1585 shares of Killbuck. This exchange ratio of 2.1585 is adjusted for Killbuck's five for one stock split on May 1, 1998.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1988 AND DECEMBER 31, 1997

Total assets at June 30, 1998, increased by approximately $5,673,000 or 2.9% for the first half of 1998.

Cash and cash equivalents increased by approximately $916,000 or 6.3% from December 31, 1997, to June 30, 1998, with liquid funds held in the form of federal funds sold increasing $1,100,000. Management increased liquid funds due to expected loan growth.

Investment securities increased slightly by approximately $160,000 or .3% from December 31, 1997 to June 30, 1998. The composition changed slightly with securities available for sale decreasing by approximately $1,055,000 and securities held to maturity increasing by approximately $1,215,000.
Management classified new purchases as held to maturity based upon their intent and ability to hold these securities.

The loan portfolio increased by approximately $4,548,000 or 3.7% from December 31, 1997, to June 30, 1998. The majority ($3,918,000 or 86.1%) of that increase occurred in the commercial loan category due to the continuing demand of commercial loans in the Bank's market area and the Bank's competitive pricing of these loans.

Total deposits increased by approximately $3,707,000 or 2.3% for the first six months of 1998. Interest-bearing demand deposits decreased by approximately $3,662,000 or 9.7%, while time deposits increased by approximately $7,166,000 or 8.4%. Management attributes this decrease/increase to current depositors transferring deposits from interest bearing demand accounts to time accounts and new customers opening time deposit accounts due to the current competitive rates being offered by the Bank.

Shareholders' Equity increased by approximately $1,215,000 or 5.5%, which was mainly due to earnings of $1,510,000 for the first six months of 1998 reduced by the cash dividends paid in June, 1998 of $331,000. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At June 30, 1998, the total capital ratio was 19.51%; the Tier I capital ratio was 18.26%, and the leverage ratio was 11.55%, compared to regulatory capital requirements of 8%, 4% and 4% respectively. These ratios are well in excess of regulatory capital requirements.

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

The Company has initiated a year 2000 plan and has closely monitored its situation by thoroughly assessing systems and programs which may be date sensitive. The systems which are not currently year 2000 compatible are scheduled for renovation before December 1998. There can be no assurance that the Company will not experience adverse financial consequences as a result of the Y2K, however, management, under the direction of the Board of Directors, continues to monitor Y2K to minimize the risks associated with it wherever identified. Management has estimated that the total cost to become year 2000 compliant is approximately $65,000.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Total interest income of approximately $7,812,000 for the six month period ended June 30, 1998, compares to approximately $7,419,000 for the same period in 1997, an increase of $393,000 or 5.3%. The majority of the overall increase in total interest income is attributed to an increase in interest and fees on loans of approximately $387,000 or 98.5% of the overall increase. The increase in interest and fees on loans is due primarily to increased volume in the loan portfolio. The daily average balances outstanding for the six month periods of 1998 and 1997 respectively were $124,980,000 and $118,211,000, an increase of approximately $6,769,000.

Total interest expense of approximately $3,780,000 for the six month period ending June 30, 1998, represents an increase of $234,000 from the approximately $3,546,000 reported for the same six month period in 1997. The increase in interest expense on deposits of approximately $95,000 is due mainly to an overall increase in volume. The daily average balances of interest bearing demand deposits for the six month period of 1998 and 1997 respectively were $36,796,000 and $35,334,000, an increase of approximately $1,462,000. The daily average balances of savings accounts, which remained fairly stable, for the six month period of 1998 and 1997 respectively were $19,440,000 and $19,351,000. The daily average balances of time deposits for the six month periods of 1998 and 1997 respectively were $88,784,000 and $88,457,000 an increase of approximately $327,000. The interest expense on Federal Home Loan Bank advances increased by approximately $106,000 due to an increase in the daily average balance outstanding. The daily average balances outstanding for the six month periods of 1998 and 1997 respectively were $8,952,000 and $5,789,000, an increase of approximately $3,163,000. The interest expense on securities sold under repurchase agreements increased by approximately $33,000 due to an increase in the daily average balance outstanding. The daily average balances outstanding for the six month periods of 1998 and 1997 respectively were $2,473,000 and $455,000, an increase of approximately $2,018,000.

Net interest income of approximately $4,031,000 for the six months ended June 30, 1998, compares to approximately $3,873,000 for the same six month period in 1997, an increase of $158,000 or 4.1%.

Total other income for the six month period ended June 30, 1998, of approximately $255,000 compares to approximately $216,000 for the same six month period in 1997, an increase of $39,000 or 18.1%. Income from the alternative investment service the Bank introduced in 1997 accounted for $19,000 or 48.7% of this increase with the remaining increase attributed to normal activity.

Total other expense of approximately $2,203,000 for the six months ended June 30, 1998, compares to approximately $1,983,000 for the same six month period in 1997. This represents an increase of $220,000 or 11.1%. Net increases in salaries and employee benefits expense of approximately $126,000, professional fees of $43,000 and other expenses of approximately $21,000 were the major contributors to the overall net increase. The increase in salary and employee benefits is attributed to normal annual salary increases, staff additions and increased hospitalization premiums and pension costs. The increase in professional fees is attributed to costs of becoming a securities and exchange registrant and merger expenses. The increase in other expenses were brought about by those items that are generally thought to be normal and recurring in nature. Net income for the six month period ended June 30, 1998, was approximately $1,510,000, an increase of $44,000 or 3.0% from the approximately $1,466,000 reported at June 30, 1997.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997.

Total interest income of approximately $3,939, 000 for the three month period ended June 30, 1998, compares to approximately $3,816,000 for the same period in 1997, an increase of $123,000 or 3.2%. Interest and fees on loans and interest on federal funds sold increased respectively approximately $158,000 and $38,000 due mainly to an increase in the balances outstanding. These increases were offset by a decrease in investment income of approximately $73,000. This decrease is due mainly to an overall reduction in the investment balances outstanding.

Total interest expense of approximately $1,926,000 for the three month period ending June 30, 1998, represents an increase of $76,000 from the approximately $1,850,000 reported for the same three month period in 1997. The majority of the overall increase is attributed to an increase in interest expense on Federal Home Loan Bank advances of approximately $45,000 or 59.2% of the overall increase. This increase is attributed to an increase in the daily average balances outstanding. The daily average balances outstanding for the three month periods of 1998 and 1997 respectively were $9,243,000 and $6,380,000, an increase of approximately $2,863,000.

Net interest income of approximately $2,014,000 for the three months ended June 30, 1998, compares to approximately $1,966,000 for the same three month period in 1997, an increase of $48,000 or 2.4%.

Total other income for the three month period ended June 30, 1998, of approximately $125,000 compares to approximately $111,000 for the same three month period in 1997, an increase of $14,000 or 12.6%. Income from the alternative investment service the Bank introduced in 1997 accounted for approximately $4,300 of the overall increase with the remaining increase attributed to normal activity.

Total other expense of approximately $1,054,000 for the three months ended June 30, 1998, compares to approximately $943,000 for the same three month period in 1997. This represents an increase of $111,000 or 11.8%. Net increases in salaries and employee benefits expense of approximately $55,000 and professional fees of $38,000 were the major contributors to the overall net increases. The increase in salary and employee benefits is attributed to normal annual salary increases, staff additions and increased hospitalization premiums and pension costs. The increase in professional fees is attributed to costs of becoming a securities and exchange registrant and merger expenses. Net income for the three month period ended June 30, 1998 was approximately $794,000, an increase of $5,000 or .6% from the approximately $789,000 reported for the same three month period in 1997.

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

Cash and cash equivalents totaled $15,517,000 at June 30, 1998, an increase of $916,000 from $14,601,000 at December 31,1997. These assets provide the primary source of liquidity for the Bank. In addition, management has designated a substantial portion of the investment portfolio, approximately $34,023,000 as available for sale and has an available line of credit with the Federal Home Loan Bank of Cincinnati with a borrowing limit of $8,000,000 at June 30, 1998, to provide additional sources of liquidity.

Cash was provided during the six month period ended June 30, 1998, mainly from operating activities of $1,508,000, a net increase in deposits of $3,707,000 and an increase in Federal Home Loan Bank advances of $988,000. Cash was used during the six month period ended June 30, 1998, mainly to fund a net increase in loans of $4,590,000 and to pay dividends of $331,000.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

RISK ELEMENTS

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at June 30, 1998, and December 31, 1997. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

                                            June 30,  December 31,
                                              1998      1997
                                            (dollars in thousands)
                                             -------   -------
Loans on nonaccrual basis                      $ 133     $ 121
Loans past due 90 days or more                   176        75
               Total nonperforming loans       $ 309     $ 196
                                             =======   =======

Nonperforming loans as a percent of total loans  .24%      .16%
                                             =======   =======

Nonperforming assets as a percent of total
 assets                                          .15%      .10%
                                             =======   =======

Allowance for loan losses to
 nonperforming loans                          579.94%   890.31%
                                             =======   =======

The Bank had no renegotiated loans, other real estate or repossessed assets of June 30, 1998, and December 31, 1997.

Management monitors impaired loans on a continual basis. As of June 30, 1998, impaired loans had no material effect on the Bank's financial position or results of operations.

The allowance for loan losses at June 30, 1998, totaled $1,792,000 or 1.4% of total loans as compared to $1,745,000 or 1.4% at December 31, 1997. Provisions for loan losses were $90,000 for both six month periods ended June 30, 1998 and 1997.

Management performs a quarterly evaluation of the allowance for loan losses. The evaluation incorporates internal loan review, actual historical losses, as well as any negative economic trends in the local market. The evaluation is presented to and approved by the Board of Directors of the Bank. Management, through the use of the quarterly evaluation, believes that the allowance is maintained at an adequate level. However, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses.

                  PART II - OTHER INFORMATION


Item 1 -   Legal Proceedings

           None

Item 2 -   Changes in the rights of the Company's security holders

           None

Item 3 -   Defaults by the Company on its senior securities

           None

Item 4 -   Results of votes of security holders

The following represents the results of matters submitted to a vote of the shareholders at the annual meeting held on April 13, 1998:

           Election of Directors:

The following directors were elected with terms to expire April 2001:

                              For     Abstain   Absent
                            -------   -------   ------
Thomas D. Gindlesberger     103,267     622     28,491
Dean Mullett                103,267     622     28,491
Michael S. Yoder            103,267     622     28,491

     Amend the articles of incorporation:

Increasing the authorized shares of the corporation from 200,000 to 1,000,000 shares and effecting a five for one stock split effective May 1,1998.

     For       103,887
     Abstain         2
     Absent     28,491

Item 5 -   Other Information

           None

                  PART II - OTHER INFORMATION


Item 6 -   Exhibits and Reports on Form 8-K

a) The following exhibits are included in this report or incorporated herein by reference:

     3(i) Articles of Incorporation of Killbuck Bancshares, Inc.* 3(ii) Code of Regulations of Killbuck Bancshares, Inc.*

    10    Agreement and Plan of Reorganization with Commercial and
         Savings Bank Co.*
    21   Subsidiaries of Registrant*
    27   Financial Data Schedule (in electronic filing only)

b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

*Incorporated by reference to an identically numbered exhibit to the Form 10 (File No. 0-24147) filed with SEC on April 30, 1998 and subsequently amended on July 8, 1998 and July 31, 1998.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Killbuck Bancshares, Inc.


Date:  _______________     By:  /s/Luther E. Proper

                                ______________________________
                                Luther E. Proper
                                President and
                                Chief Executive Officer