Form 10-Q
period 1998-09-30
KILLBUCK BANCSHARES INC
filed 1998-11-12
CIK 1060455

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     (1) Yes   x       (2) No ___

State the number of shares outstanding of each of the issues classes of commerce equity as of the latest practicable date:

Class: Common stock, no par value outstanding at October 30,1998: 66l,900

                          KILLBUCK BANCSHARES, INC.

                                    Index


                                                                 Page Number
                                                                 -----------

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

        Consolidated Balance Sheet (unaudited) as of
          September 30, 1998 and December 31, 1997                    3

        Consolidated Statement of Income (unaudited)
          For the nine months ended September 30, 1998 and 1997       4

        Consolidated Statement of Income (unaudited)
          For the three months ended September 30, 1998 and 1997      5

        Consolidated Statement of Changes in Shareholders' Equity (unaudited)
          For the nine months ended September 30, 1998                6

        Consolidated Statement of Cash Flows (unaudited)
          For the nine months ended September 30, 1998 and 1997       7

        Notes to Unaudited Consolidated Financial Statements          8

  Item 2. Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                   9-14

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                          15

  Item 2. Changes in Securities                                      15

  Item 3. Default Upon Senior Securities                             15

  Item 4. Submissions of Matters to a Vote of
           Security Holders                                          15

  Item 5. Other Information                                          15

  Item 6. Exhibits and Reports on Form 8-K                           15

SIGNATURES                                                           16

                            Killbuck Bancshares, Inc.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                 September 30,   December 31,
                                                      1998            1997
                                                 ------------    ------------
ASSETS
  Cash and cash equivalents:
    Cash and amounts due from depository
     institutions                                $  6,467,086    $  6,300,777
  Federal funds sold                               18,700,000       8,300,000
                                                 ------------    ------------
    Total cash and cash equivalents                25,167,086      14,600,777
                                                 ------------    ------------

  Investment securities:
    Securities available for sale                  33,340,951      35,078,516
    Securities held to maturity (market value
     of $27,568,804 and $23,966,533)               26,664,668      23,398,480
                                                 ------------    ------------
            Total investment securities            60,005,619      58,476,996
                                                 ------------    ------------

  Loans (net of unearned income of $338,045
   and $363,127)                                  123,896,855     121,670,643
    Less: allowance for loan losses                 1,845,209       1,744,586
                                                 ------------    ------------
      Net loans                                   122,051,646     119,926,057
                                                 ------------    ------------

  Premises and equipment, net                       2,936,531       2,808,078
  Accrued interest                                  1,660,478       1,633,451
  Other assets                                        575,308         463,271
                                                 ------------    ------------
          Total assets                           $212,396,668    $197,908,630
                                                 ============    ============

LIABILITIES
  Deposits:
    Noninterest bearing demand                   $ 21,420,264    $ 21,592,573
    Interest bearing demand                        36,004,469      37,574,203
    Savings                                        21,142,022      19,376,757
    Time                                           96,532,453      85,265,101
                                                 ------------    ------------
          Total deposits                          175,099,208     163,808,634
  Securities sold under repurchase agreements       2,920,002       2,710,000
  Federal Home Loan Bank advances                   9,577,500       8,745,174
  Accrued interest and other liabilities              527,146         487,213
                                                 ------------    ------------
          Total liabilities                       188,123,856     175,751,021
                                                 ============    ============

SHAREHOLDERS' EQUITY
  Common stock - 1,000,000 shares authorized,
   675,000 issued with no par value at
   September 30, 1998 and December 31, 1997         2,700,000       2,700,000
  Capital surplus                                   3,106,500       3,106,500
  Retained earnings                                18,944,802      17,018,414
  Net unrealized gain (loss) on securities
   available for sale                                 154,998         (33,817)
  Treasury stock, at cost (13,100 shares)            (633,488)       (633,488)
                                                 ------------    ------------
          Total shareholders' equity               24,272,812      22,157,609
                                                 ------------    ------------
          Total liabilities and shareholders'
           equity                                $212,396,668    $197,908,630
                                                 ============    ============


See accompanying notes to the unaudited consolidated financial statements.

                           Killbuck Bancshares, Inc.
                 CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                       Nine Months Ended
                                                         September 30,
                                                     1998            1997
                                                 ------------    ------------
INTEREST INCOME
  Interest and fees on loans                     $  8,977,587    $  8,537,222
  Federal funds sold                                  422,829         246,853
  Investment securities:
     Taxable                                        1,574,509       1,783,404
     Tax exempt                                       892,121         735,891
                                                 ------------    ------------
       Total interest income                       11,867,046      11,303,370
                                                 ------------    ------------

INTEREST EXPENSE
  Deposits                                          5,285,987       5,112,853
  Federal Home Loan Bank advances                     461,705         319,657
  Securities sold under repurchase agreements          60,017          20,939
                                                 ------------    ------------
       Total interest expense                       5,807,709       5,453,449
                                                 ------------    ------------

NET INTEREST INCOME                                 6,059,337       5,849,921

Provision for loan losses                             135,000         135,000
                                                 ------------    ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
 LOSSES                                             5,924,337       5,714,921
                                                 ------------    ------------

OTHER INCOME
  Service fees on deposit accounts                    299,971         281,330
  Other income                                         80,428          45,220
  Gain on sale of loans                                25,786             675
                                                 ------------    ------------
       Total other income                             406,185         327,225
                                                 ------------    ------------

OTHER EXPENSE
  Salaries and employee benefits                    1,703,361       1,578,082
  Occupancy expense                                   137,109         130,466
  Equipment expense                                   348,796         337,004
  Professional fees                                   153,131         115,896
  Franchise tax                                       249,123         224,057
  Other expenses                                      744,042         656,378
                                                 ------------    ------------
       Total other expense                          3,335,562       3,041,883
                                                 ------------    ------------

INCOME BEFORE INCOME TAXES                          2,994,960       3,000,263
  Income taxes                                        737,622         815,786
                                                 ------------    ------------

NET INCOME                                       $  2,257,338    $  2,184,477
                                                 ============    ============

PER SHARE DATA
  Earning per common share                       $       3.41    $       3.27
                                                 ============    ============

  Average shares outstanding                          661,900         667,247
                                                 ============    ============

See accompanying notes to the unaudited consolidated financial statements.

                           Killbuck Bancshares, Inc.
               CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                     Three Months Ended
                                                         September 30,
                                                     1998            1997
                                                 ------------    ------------
INTEREST INCOME
  Interest and fees on loans                     $  2,999,104    $  2,926,898
  Federal funds sold                                  211,881          93,237
  Investment securities:
     Taxable                                          554,716         606,642
     Tax exempt                                       308,410         257,566
                                                 ------------    ------------
       Total interest income                        4,074,111       3,884,343
                                                 ------------    ------------

INTEREST EXPENSE
  Deposits                                          1,845,022       1,767,294
  Federal Home Loan Bank advances                     162,785         126,254
  Securities sold under repurchase agreements          19,448          13,421
                                                 ------------    ------------
       Total interest expense                       2,027,255       1,906,969
                                                 ------------    ------------

NET INTEREST INCOME                                 2,046,856       1,977,374

Provision for loan losses                              45,000          45,000
                                                 ------------    ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
 LOSSES                                             2,001,856       1,932,374
                                                 ------------    ------------

OTHER INCOME
  Service fees on deposit accounts                     99,890          94,109
  Other income                                         25,904          16,850
  Gain on sale of loans                                 6,811             675
                                                 ------------    ------------
       Total other income                             132,605         111,634
                                                 ------------    ------------

OTHER EXPENSE
  Salaries and employee benefits                      574,615         575,201
  Occupancy expense                                    51,864          48,606
  Equipment expense                                   116,369         114,611
  Professional fees                                    21,197          26,722
  Franchise tax                                        83,155          74,828
  Other expenses                                      285,290         219,077
                                                 ------------    ------------
       Total other expense                          1,132,490       1,059,045
                                                 ------------    ------------

INCOME BEFORE INCOME TAXES                          1,001,971         984,963
  Income taxes                                        254,463         266,095
                                                 ------------    ------------

NET INCOME                                       $    747,508    $    718,868
                                                 ============    ============

PER SHARE DATA
  Earning per common share                       $       1.13    $       1.08
                                                 ============    ============

  Average shares outstanding                          661,900         667,750
                                                 ============    ============

See accompanying notes to the unaudited consolidated financial statements.

                                       Killbuck Bancshares, Inc.
               CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                           Net
                                                                       Unrealized
                                                                      Gain (Loss) on
                                                                        Securities                     Total         Other
                               Common       Capital      Retained     Available for  Treasury     Shareholders'  Comprehensive
                                Stock       Surplus      Earnings         Sale         Stock         Equity         Income
                            -----------   -----------   -----------   -----------   -----------    -----------   -----------

Balance, December 31, 1997  $ 2,700,000   $ 3,106,500   $17,018,414   $   (33,817)  $  (633,488)   $22,157,609
  Net income                                              2,257,338                                  2,257,338   $ 2,257,338
  Other comprehensive income
     Net unrealized gain
      on securities                                                       188,815                      188,815       188,815
  Dividends paid                             (330,950)                                                (330,950)
                            -----------   -----------   -----------   -----------   -----------    -----------   -----------
Balance, September 30, 1998 $ 2,700,000   $ 3,106,500   $18,944,802   $   154,998   $  (633,488)   $24,272,812   $ 2,446,153
                            ===========   ===========   ===========   ===========   ===========    ===========   ===========

See accompanying notes to the unaudited consolidated financial statements.

                           Killbuck Bancshares, Inc.
              CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                      Nine Months Ended
                                                         September 30,
                                                     1998            1997
                                                 ------------    ------------
Operating Activities
  Net income                                     $ 2 ,257,338    $  2,184,477
  Adjustments to reconcile net income to net
   cash provided by Operating activities:
      Provision for loan losses                       135,000         135,000
      Provision for depreciation and amortization     210,457         191,829
      Origination of loans held for sale           (2,822,349)        (67,500)
      Proceeds from the sale of loans               2,848,135          68,175
      Increase in accrued interest and
       other assets                                  (230,968)       (149,160)
      Increase (decrease) in accrued expenses and
       other liabilities                               34,567        (152,748)
      Gain on sale of loans                           (25,786)           (675)
                                                 ------------    ------------
      Net cash provided by operating activities     2,406,394       2,209,398
                                                 ------------    ------------

INVESTING ACTIVITIES
  Investment securities available for sale:
    Proceeds from maturities and repayments        19,569,418       7,759,476
    Purchases                                     (17,522,051)    (12,555,748)
  Investment securities held to maturity:
    Proceeds from maturities and repayments         1,159,585         604,871
    Purchases                                      (4,450,837)     (4,511,879)
  Net increase in loans                            (2,260,589)     (5,349,474)
  Purchase of premises and equipment                 (337,563)        (83,482)
                                                 ------------    ------------
      Net cash used for investing activities       (3,842,037)    (14,136,236)
                                                 ------------    ------------

FINANCING ACTIVITIES
  Net increase in deposits                         11,290,574       8,549,129
  Proceeds from advances from Federal Home
   Loan Bank                                        1,500,000       2,900,000
  Payments on advances from Federal Home
   Loan Bank                                         (667,674)       (249,269)
  Net increase in repurchase agreements               210,002       1,645,000
  Dividends paid                                     (330,950)       (293,700)
  Purchase of treasury shares                               -        (277,540)
                                                 ------------    ------------
      Net cash provided by financing activities    12,001,952      12,273,620
                                                 ------------    ------------

Net increase in cash and cash equivalents          10,566,309         346,782

Cash and cash equivalents at beginning of period   14,600,777      12,240,758
                                                 ------------    ------------
Cash and cash equivalents at end of period       $ 25,167,086    $ 12,587,540
                                                 ============    ============

Supplemental Disclosures of Cash Flows Information
  Cash paid during the period for:
    Interest on deposits and borrowings          $  5,811,554    $  5,493,854
                                                 ============    ============
    Income taxes                                 $    755,913    $    806,332
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

NOTE 2 - EARNINGS PER SHARE

Earnings per share are calculated based upon the weighted number of shares of stock outstanding during the period. In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement No. 128 replaced the previous reporting requirement of primary and fully diluted earnings per share with basic and diluted earnings per share. The Company maintains a simple capital structure, therefore, there is no dilutive effect on earning per share.

NOTE 3 - STOCK SPLIT

On April 13, 1998 the board of directors authorized an increase in the authorized common shares from 200,000 to 1,000,000 shares and also authorized a 5 for 1 stock split of common stock to shareholders of record on May 1,1998. Per share amounts in the accompanying financial statements have been adjusted for the split.

NOTE 4 - COMPREHENSIVE INCOME

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

NOTE 5 - PLAN OF MERGER

On April 13, 1998, Killbuck Bancshares, Inc. (Killbuck) and The Commercial and Savings Bank Co. (Commercial) of Danville, Ohio, executed an agreement and plan of reorganization to merge subject to shareholder and regulatory approval. Under the terms of the agreement, all outstanding shares of Commercial will be exchanged for 2.1585 shares of Killbuck. This exchange ratio of 2.1585 is adjusted for Killbuck's five for one stock split on May 1, 1998. All regulatory approvals have been received and the vote by Commercial's shareholders on the merger is scheduled for November 19, 1998, with a merger effective date of November 21, 1998 scheduled.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

Total assets at September 30, 1998, increased by approximately $14,488,000 or 7.3% for the first nine months of 1998.

Cash and cash equivalents increased approximately $10,566,000 or 72.4% from December 31, 1997, to September 30, 1998, with liquid funds held in the form of federal funds sold increasing $10,400,000. The increase in federal funds is due to a slowdown in loan growth and the current investment interest rate environment.

Investment securities increased slightly by approximately $1,529,000 or 2.6% from December 31, 1997 to September 30, 1998. The composition changed slightly with securities available for sale decreasing by approximately $1,738,000 due to maturities and securities held to maturity increasing by approximately $3,266,000. Management classified new purchases as held to maturity based upon their intent and ability to hold these securities.

The loan portfolio increased by approximately $2,226,000 or 1.8% from December 31, 1997, to September 30, 1998. Each major loan category of mortgages, commercial and consumer increased for the first nine months of 1998 by approximately $1,462,000, $523,000 and $241,000 respectively.

Total deposits increased by approximately $11,291,000 or 6.9% for the first nine months of 1998. Savings deposits increased by approximately $1,765,000 or 9.1%. Interest-bearing demand deposits decreased by approximately $1,570,000 or 4.2%, and time deposits increased by approximately $11,267,000 or 13.2%. Management attributes this decrease/increase to current depositors transferring deposits from interest bearing demand accounts to time accounts and new customers opening time deposit accounts due to the current competitive rates being offered by the Bank.

Shareholders' Equity increased by approximately $2,115,000 or 9.5%, which was mainly due to earnings of $2,257,000 for the first nine months of 1998 reduced by the cash dividends paid in June, 1998 of $331,000, and an increase in the net unrealized gain on securities of $189,000. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At September 30, 1998, the total capital ratio was 20.81%; the Tier I capital ratio was 18.78%, and the leverage ratio was 11.34%, compared to regulatory capital requirements of 8%, 4% and 4% respectively. These ratios are well in excess of regulatory capital requirements.

The Bank has purchased land in Sugarcreek, Ohio for the purpose of building a branch facility. A branch application for Sugarcreek, Ohio has been filed with the proper regulatory agencies. The bank anticipates construction to begin in the spring of 1999 with completion anticipated in the fall of 1999.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Total interest income of approximately $11,867,000 for the nine month period ended September 30, 1998, compares to approximately $11,303,000 for the same period in 1997, an increase of $564,000 or 5.0%. Federal fund interest income increased $176,000 while investment income decreased $52,000. The majority of the overall increase in total interest income is attributed to an increase in interest and fees on loans of approximately $440,000 or 78.0% of the overall increase. The daily average balances of loans outstanding for the nine month periods of 1998 and 1997 respectively were $124,919,000 and $119,221,000, an increase of approximately $5,698,000.

Total interest expense of approximately $5,808,000 for the nine month period ending September 30, 1998, represents an increase of $354,000 from the approximately $5,454,000 reported for the same nine month period in 1997. The increase in interest expense on deposits is approximately $173,000. The daily average balances of interest bearing demand deposits for the nine month period of 1998 and 1997, respectively, were $36,694,000 and $36,727,000, a decrease of approximately $33,000. The daily average balances of savings accounts for the nine month period of 1998 and 1997, respectively, were $19,784,000 and $19,477,000, an increase of $307,000. The daily average balances of time deposits for the nine month periods of 1998 and 1997, respectively, were $90,897,000 and $88,256,000 an increase of approximately $2,641,000. The interest expense on Federal Home Loan Bank advances increased by approximately $142,000. The daily average balances of Federal Home Loan Bank advances outstanding for the nine month periods of 1998 and 1997, respectively, were $9,179,000 and $6,329,000, an increase of approximately $2,850,000. The interest expense on securities sold under repurchase agreements increased by approximately $39,000. The daily average balances of securities sold under repurchase agreements outstanding for the nine month periods of 1998 and 1997, respectively, were $2,492,000 and $784,000, an increase of approximately $1,708,000.

Net interest income of approximately $6,059,000 for the nine months ended September 30, 1998, compares to approximately $5,850,000 for the same nine month period in 1997, an increase of $209,000 or 3.6%.

Total other income for the nine month period ended September 30, 1998, of approximately $406,000 compares to approximately $327,000 for the same nine month period in 1997, an increase of $79,000 or 24.2%. Income from the alternative investment service the Bank introduced in 1997 accounted for $20,300 or 25.7% of this increase. The Bank also started to sell fixed rate loans in the secondary market in 1997. The gains from the sale of fixed rate loans in the secondary market accounted for $25,000 or 31.6% of this increase with the remaining increase attributed to normal activity.

Total other expense of approximately $3,336,000 for the nine months ended September 30, 1998, compares to approximately $3,042,000 for the same nine month period in 1997. This represents an increase of $294,000 or 9.7%. Net increases in salaries and employee benefits expense of approximately $125,000, professional fees of $37,000 and other expenses of approximately $88,000 were the major contributors to the overall net increase. The increase in salary and employee benefits is attributed to normal annual salary increases, staff additions and increased hospitalization premiums and pension costs. The increase in professional fees is mainly attributed to costs of becoming a securities and exchange registrant. The increase in other expenses were brought about by merger expenses and those items that are generally thought to be normal and recurring in nature. Net income for the nine month period ended September 30, 1998, was approximately $2,257,000, an increase of $73,000 or 3.3% from the approximately $2,184,000 reported at September 30, 1997.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

Total interest income of approximately $4,074,000 for the three month period ended September 30, 1998, compares to approximately $3,884,000 for the same period in 1997, an increase of $190,000 or 4.9%. Interest and fees on loans and interest on federal funds sold increased respectively approximately $72,000 and $119,000 due mainly to an increase in the balances outstanding. These increases were offset by a slight decrease in investment income of approximately $1,000.

Total interest expense of approximately $2,027,000 for the three month period ending September 30, 1998, represents an increase of $120,000 from the approximately $1,907,000 reported for the same three month period in 1997.
The majority of the overall increase is attributed to an increase in interest expense on deposits of approximately $78,000 or 65.0% of the overall increase. Interest expense on Federal Home Loan Bank advances and securities sold under repurchase agreements increased approximately $36,000 and $6,000 respectively. These increases are attributed mainly to an increase in the balances outstanding.

Net interest income of approximately $2,047,000 for the three months ended September 30, 1998, compares to approximately $1,977,000 for the same three month period in 1997, an increase of $70,000 or 3.5%.

Total other income for the three month period ended September 30, 1998, of approximately $133,000 compares to approximately $112,000 for the same three month period in 1997, an increase of $21,000 or 18.8%. Gains from the sale of fixed rate loans in the secondary market which the Bank started in 1997 accounted for $6,000 or 28.6% of this increase with the remaining increase attributed to normal activity.

Total other expense of approximately $1,132,000 for the three months ended September 30, 1998, compares to approximately $1,059,000 for the same three month period in 1997. This represents and increase of $73,000 or 6.9%. Net increases in franchise tax of approximately $8,000 and other expenses of $66,000 were major contributors to the overall net increases. The increase in other expenses were brought about by merger expenses and those items that are generally thought to be normal and recurring in nature. Net income for the three month period ended September 30, 1998 was approximately $748,000, an increase of $29,000 or 4.0% from the approximately $719,000 reported for the same three month period in 1997.

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

Cash and cash equivalents totaled $25,167,000 at September 30, 1998, an increase of $10,566,000 from $14,601,000 at December 31,1997. These assets provide the primary source of liquidity for the Bank. In addition, management has designated a substantial portion of the investment portfolio, approximately $33,341,000 as available for sale and has an available line of credit with the Federal Home Loan Bank of Cincinnati with a borrowing limit of $8,000,000 at September 30, 1998, to provide additional sources of liquidity.

Cash was provided during the nine month period ended September 30, 1998, mainly from operating activities of $2,406,000, a net increase in deposits of $11,291,000 and a net increase in Federal Home Loan Bank advances of $832,000. Cash was used during the nine month period ended September 30, 1998, mainly to fund a net increase in loans of $2,261,000 and investments of $1,244,000.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

RISK ELEMENTS

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at September 30, 1998, and December 31, 1997. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

                                                  September 30,  December 31,
                                                  1998              1997
                                                 (dollars in thousands)
                                                    ----------   ----------
Loans on nonaccrual basis                           $       63   $      121
Loans past due 90 days or more                             184           75
Renegotiated loans                                           -            -
                                                    ----------   ----------
     Total nonperforming loans                             247          196
Other real estate                                           73            -
Repossessed assets                                           -            -
                                                    ----------   ----------
     Total nonperforming assets                     $      320   $      196
                                                    ==========    =========

Nonperforming loans as a percent of total loans            .20%         .16%
                                                    ==========    =========

Nonperforming assets as a percent of total assets          .15%         .10%
                                                    ==========    =========

Allowance for loan losses to nonperforming loans        747.05%      890.09%
                                                    ==========    =========

Management monitors impaired loans on a continual basis. As of September 30, 1998, impaired loans had no material effect on the Bank's financial position or results of operations.

The allowance for loan losses at September 30, 1998, totaled approximately $1,845,000 or 1.49% of total loans as compared to $1,745,000 or 1.43% at December 31, 1997. Provisions for loan losses were $135,000 for both nine month periods ended September 30, 1998 and 1997.

Management performs a quarterly evaluation of the allowance for loan losses. The evaluation incorporates internal loan review, actual historical losses, as well as any negative economic trends in the local market. The evaluation is presented to and approved by the Board of Directors of the Bank. Management, through the use of the quarterly evaluation, believes that the allowance is maintained at an adequate level. However, there can be no assurance that the current allowance for loans losses will be adequate to absorb all future loan losses.

YEAR 2000 EVALUATION

Rapid and accurate data processing is essential to the Bank's operations.
Many computer programs can only distinguish the final two digits of the year entered (a common programming practice in prior years) are expected to read entries for the year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency and other data. The Bank has been evaluating both information technology (computer systems) and non-information technology systems (e.q. vault timers, electronic door lock and elevator controls). Based upon such evaluations, management has determined that the Bank has year 2000 risk in three areas: (1) Bank's own computer and software,
(2) computers of others used by the Bank's borrowers, and (3) computers of others who provide the Bank with processing of certain services.

BANK'S OWN COMPUTERS AND SOFTWARE. The Bank expects to spend approximately $65,000 through December 31, 1998 to upgrade its computer system and software. This upgrade is expected to eliminate the year 2000 risk. The Bank does not expect to have material costs to address this risk after December 31, 1998.
At September 30, 1998 approximately $40,000 has been expensed. The Bank expects, though there is no assurance, to be year 2000 compliant in this risk area by December 31, 1998. However, if such modifications are not made or completed on a timely basis, the year 2000 issue could have a material impact on the operations of the Bank.

COMPUTERS OF OTHERS USED BY OUR BORROWERS. The Bank has evaluated most of their borrowers and does not believe the year 2000 problem should, on an aggregate basis, impact their ability to make payments to the Bank. The Bank believes that most of their residential borrowers are not dependent on their home computers for income and that none of their commercial borrowers are so large that a year 2000 problem would render them unable to collect revenue or rent and, in turn, continue to make loan payments to the Bank. The Bank does not expect any material costs to address this risk area and believes they are year 2000 compliant in this risk area.

COMPUTERS OF OTHERS WHO PROVIDE US WITH PROCESSING OF CERTAIN SERVICES. This risk is primarily focused on vendors that provide the Bank processing servicing in the areas of credit cards, individual retirement accounts and automatic teller machine transactions. All of these vendors have represented to the Bank that they are year 2000 compliant.

CONTINGENCY PLAN. The Bank has continually monitored its year 2000 situation by thoroughly assessing its systems and programs. Although the Bank anticipates its systems and programs to be year 2000 compliant by December 31, 1998, a contingency plan agreement with Bankers Systems has been executed. This agreement includes a provision for supplying the Bank with forms necessary for day-to-day operations, should the computer based loan and deposit documentation systems fail.

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

                                     Killbuck Bancshares, Inc.


Date:  _______________               By: /s/Luther E. Proper
                                         -------------------------------
                                         Luther E. Proper
                                         President and Chief Executive Officer