Form 10-K
period 1998-12-31
KILLBUCK BANCSHARES INC
filed 1999-03-31
CIK 1060455

                         UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 [FEE REQUIRED]

        For the Fiscal Year Ended December 31, 1998

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from            to            .
                                       ----------    -----------
                     Commission File No.  000-24147
                        Killbuck Bancshares, Inc.

                     ------------------------------
           (Exact name of registrant as specified in its charter)

             Ohio                                              34-1700284
---------------------------------------------------------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                          165 North Main Street
                           Killbuck, Ohio 44637
---------------------------------------------------------------------------
              (Address of principal executive offices)

Registrant's telephone number, including area code: (330) 276-2771
                                                    --------------

Securities to be registered pursuant to Section 12(b) of the Act:  None

Securities to be registered pursuant to Section 12(g) of the Act:

Title of each class             Name of each exchange on which registered
-------------------             -----------------------------------------

Common Stock No Par Value                           None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, calculated by reference to the stock valuation done on Killbuck Bancshares, Inc. common stock as of December 31, 1998 was $59,050,433.00 (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

There were 705,331 shares of no par value common stock outstanding as of March 13, 1999.

DOCUMENTS INCORPORATED BY REFERENCE


1. Portions of the Annual Report to Shareholders for the Year ended December 31, 1998. (Part II, III and IV)

2. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 12, 1999 for the Year ended December 31, 1998. (Part III)

FORM 10-K INDEX


PART I

Item 1.  Business

Item 2.  Properties

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

Item 6.  Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Item 8.  Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10.  Directors and Executive Officers of Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          Signatures

PART I

Killbuck Bancshares, Inc. (the "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the securities and exchange commission (including this annual report on Form 10-K and the exhibits thereto), in its report to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the private securities litigation reform act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and savings habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Business

Killbuck Bancshares, Inc. (the "Company") was incorporated under the laws of the State of Ohio on November 29, 1991 at the direction of management of the Killbuck Savings Bank Company (the "Bank,") for the purpose of becoming a bank holding company by acquiring all of the outstanding shares of the Bank. In November, 1992, the Company became the sole shareholder of the Bank. The Bank carries on business under the name "The Killbuck Savings Bank Company." The principal office of the Company is located at 165 N. Main Street, Killbuck, Ohio. The Killbuck Savings Bank Company was established under the banking laws of the State of Ohio in November in 1900.

The Bank is headquartered in Killbuck, Ohio, which is located in the northeast portion of Ohio, in the County of Holmes. Holmes County has a population of approximately 35,000.

The Bank provides a wide range of retail banking services to individuals and small to medium-sized businesses. These services include various deposit products, business and personal loans, credit cards, residential mortgage loans, home equity loans, and other consumer oriented financial services including IRA accounts, safe deposit and night depository facilities. The Bank also has automatic teller machines located at all locations providing 24 hour banking service to our customers. The Bank belongs to MAC, a nationwide ATM network with thousands of locations nationwide. Neither the Company nor the Bank have any foreign operations, assets, investments or deposits.

At December 31, 1998 the Company had one wholly-owned subsidiary, The Killbuck Savings Bank Company. The Bank has six full service offices, with five in Holmes County and one located in Knox County. The Bank has received regulatory approval for a new full service branch facility in Sugarcreek, Ohio in Tuscarawas County. The Bank anticipates to break ground in the spring of 1999. On November 21, 1998 the merger of Commercial and Savings Bank Company of Danville, Ohio with and into The Killbuck Savings Bank Company, with Killbuck Savings Bank being the surviving bank was completed using the purchase method of accounting. Commercial and Savings Bank Company had total assets of approximately $15.6 million on the date of the merger and operated out of one location in Danville, Ohio in Knox County.

On April 13, 1998, the Board of Directors authorized an increase in the authorized common shares from 200,000 to 1,000,000 shares and also authorized a 5 for 1 stock split of common stock to shareholders of record on May 1, 1998.

The Company, through its subsidiary, The Killbuck Savings Bank Company, conducts the business of a commercial banking organization. At December 31, 1998, the Company and its subsidiary had consolidated total assets of $231,993,893, and consolidated total equity of $27,437,211. The capital of the Company consists of 1,000,000 authorized shares of capital stock, no par value of which 705,331 shares were outstanding at December 31, 1998 to 931 shareholders.

The Bank is a state banking Company. The Bank is regulated by the Ohio Division of Financial Institutions ("ODFI") and its deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law and, as a subsidiary of the Company, is regulated by the Federal Reserve Board.

Employees

As of December 31, 1998, the Bank had 74 full-time and 21 part-time employees. The Company had no employees. The Bank provides a number of benefits for its full-time employees, including health and life insurance, pension, workers' compensation, social security, paid vacations, and numerous bank services. No employees are union participants or subject to a collective bargaining agreement.

Competition

The commercial banking business in the market areas served by the Bank is very competitive. The Company and the Bank are in competition with commercial banks located in their own service areas. Some competitors of the Company and the Bank are substantially larger than the Bank. In addition to local bank competition, the Bank competes with larger commercial banks located in metropolitan areas, savings banks, savings and loan associations, credit unions, finance companies and other financial institutions for loans and deposits.

There are six financial institutions operating in Holmes County. As of June 30, 1998 (the most recent date for which information is available) the Commercial and Savings Bank, Millersburg had the largest market share with $198 million in total deposits as of such date, representing a market share of 46.04%. The Bank had the second largest market share with deposits of $167 million as of such date, representing a market share of 38.87%. Commercial and Savings Bank had total assets as of December 31, 1998, of $300 million compared to the Bank's total assets of $232 million as of such date.

Certain Regulatory Considerations

The following is a summary of certain statutes and regulations affecting the Company and its subsidiary. This summary is qualified in its entirety by such statutes and regulations.

The Company

The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, ("BHC Act") and as such is subject to regulation by the Federal Reserve Board. A bank holding company is required to file with the Federal Reserve Board quarterly reports and other information regarding its business operations and those of its subsidiaries. A bank holding company and its subsidiary banks are also subject to examination by the Federal Reserve Board.

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring substantially all the assets of any bank or bank holding company or ownership or control of any voting shares of any bank or bank holding company, if, after such acquisition, it would own or control, directly or indirectly, more than five percent (5%) of the voting shares of such bank or bank holding company.

In approving acquisitions by bank holding companies of companies engaged in banking-related activities, the Federal Reserve Board considers whether the performance of any such activity by a subsidiary of the holding company reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, which outweigh possible adverse effects, such as over concentration of resources, decrease of competition, conflicts of interest, or unsound banking practices.

Bank holding companies are restricted in, and subject to, limitations regarding transactions with subsidiaries and other affiliates.

In addition, bank holding companies and their subsidiaries are prohibited from engaging in certain "tie in" arrangements in connection with any extensions of credit, leases, sales of property, or furnishing of services.

The Company Subsidiary

The Company operates a single bank, namely, The Killbuck Savings Bank Company. As an Ohio state chartered commercial bank the Bank is supervised and regulated by the ODFI, and subject to laws and regulations applicable to Ohio banks.

Capital

The Federal Reserve Board, ODFI, and FDIC require banks and holding companies to maintain minimum capital ratios.

The Federal Reserve Board adopted final "risk-adjusted" capital guidelines for bank holding companies. The guidelines became fully implemented as of December 31, 1992. The ODFI and FDIC have adopted substantially similar risk-based capital guidelines. These ratios involve a mathematical process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the Company's capital base. The rules set the minimum guidelines for the ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) at 8%. At least half of the total capital is to be composed of common equity, retained earnings, and a limited amount of perpetual preferred stock less certain goodwill items ("Tier 1 Capital"). The remainder may consist of a limited amount of subordinated debt, other preferred stock, or a limited amount of loan loss reserves.

In addition, the federal banking regulatory agencies have adopted leverage capital guidelines for banks and bank holding companies. Under these guidelines, banks and bank holding companies must maintain a minimum ratio of three percent (3%) Tier 1 Capital (as defined for purposes of the year-end 1992 risk-based capital guidelines) to total assets. The Federal Reserve Board has indicated, however, that banking organizations that are experiencing or anticipating significant growth, are expected to maintain capital ratios well in excess of the minimum levels.

Regulatory authorities may increase such minimum requirements for all banks and bank holding companies or for specified banks or bank holding companies. Increases in the minimum required ratios could adversely affect the Company and the Bank, including their ability to pay dividends.

At December 31, 1998, the Company's respective total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory requirements. See Note 16 in the audited consolidated financial statements included in the Annual Report and incorporated herein by reference in the report as Exhibit 13.

Additional Regulation

The Bank is also subject to federal regulation as to such matters as required reserves, limitation as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirement of their own securities, limitations upon the payment of dividends and other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

Dividend Regulation

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by the Bank. Generally, the Bank may not declare a dividend, without the approval of the ODFI, if the total of dividends declared in a calendar year exceeds the total of its net profits for that year combined with its retained profits of the preceding two years.

Government Policies and Legislation

The policies of regulatory authorities, including the ODFI, Federal Reserve Board, FDIC and the Depository Institutions Deregulation Committee, have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. An important function of the Federal Reserve System is to regulate aggregate national credit and money supply through such means as open market dealings in securities, establishment of the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. Policies of these agencies may be influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and fiscal policies of the United States government.

The United States Congress has periodically considered and adopted legislation which has resulted in further deregulation of both banks and other financial institutions, including mutual funds, securities brokerage firms and investment banking firms. No assurance can be given as to whether any additional legislation will be adopted or as to the effect such legislation would have on the business of the Company or the Bank.

In addition to the relaxation and elimination of certain geographic restrictions on banks and bank holding companies, a number of regulatory and legislative initiatives have the potential for eliminating many of the product line barriers presently separating the services offered by commercial banks from those offered by nonbanking institutions. For example, Congress recently has considered legislation which would expand the scope of permissible business activities for bank holding companies (and in some cases banks) to include securities underwriting, insurance services and various real estate related activities.

Deposit Insurance

The Federal Deposit Insurance Company Improvement Act of 1991 ("FDICIA") was enacted in 1991. Among other things, FDICIA, requires federal bank regulatory authorities to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The amount each institution pays for FDIC deposit insurance coverage is determined in accordance with a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered substantial supervisory concerns pay the highest premium. Because the Bank is presently "well capitalized" it pays the minimum deposit insurance premiums.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

Proposed Legislation

There have been proposed a number of legislative and regulatory proposals designed to strengthen the federal deposit insurance system and to improve the overall financial stability of the U.S. banking system. It is impossible to predict whether or in what form these proposals may be adopted in the future, and if adopted, what their effect would be on the Company or Bank.

Monetary Policies

The earnings of the Company are dependent upon the earnings of its wholly-owned subsidiary bank. The earnings of the subsidiary bank are affected by the policies of regulatory authorities, including the Ohio Division of Financial Institutions, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. The policies and regulations of the regulatory agencies have had and will continue to have a significant effect on deposits, loans and investment growth, as well as the rate of interest earned and paid, and therefore will affect the earnings of the subsidiary bank and the Company in the future, although the degree of such impact cannot accurately be predicted.

Securities Laws and Compliance

As of June 30, 1998, the Company's common stock was registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("1934 Act"). This registration requires ongoing compliance with the 1934 Act and its periodic filing requirements as well as a wide range of Federal and State securities laws. These requirements include, but are not limited to, the filing of annual, quarterly and other reports with the SEC, certain requirements as to the solicitation of proxies from shareholders as well as other proxy rules, and compliance with the reporting requirements and "short-swing" profit rules imposed by section 16 of the 1934 Act.

Item 2.  Description of Property

Properties

The Company owns no real property but utilizes the main office of the Bank. The Company's and the Bank's executive offices are located at 165 North Main Street, Killbuck, Ohio. The Company pays no rent or other form of consideration for the use of this facility. All offices are owned by the Bank. The Bank has five offices located in Holmes County (1) and one in Knox County
(2). The Bank anticipates construction to begin in the spring of 1999 on a new full service branch facility in Sugarcreek, Ohio. The Bank's total investment in office property and equipment was $6.0 million with a net book value $3.4 million at December 31, 1998. The offices are at the following locations.

Main Office: (1)              Berlin Branch (1)       Mt. Hope Branch (1)
165 North Main Street         4853 East Main Street   8115 State Rt. 241
Killbuck, Ohio 44637          Berlin Ohio 44610       Mt. Hope, Ohio 44660

Millersburg North             Millersburg South       Daville Branch (2)
   Branch (1)                    Branch (1)           701 S. Market
181 N. Washington Street      1642 S. Washington      Danville, Ohio 43014
                                 Street
Millersburg, Ohio 44654       Millersburg,
                                 Ohio 44654

Item 3 Legal Proceedings

Neither the Bank nor the Company is involved in any material legal proceedings. The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. In the opinion of management the resolution of any such issues would not have a material adverse impact on the financial position, results of operation, or liquidity of the Bank or the Company.

Item 4 Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5 Market for Registrant's Common Stock and Related Stockholder Matters

As of December 31, 1998, the Company had 931 shareholders of record who collectively held 705,331 of the 1,000,000 authorized shares of the Company's no par value stock.

There is no established public trading market for the Company's common stock and the shares of the Company are not listed on any exchange. Sale price information is based on information reported to the Company by individual buyers and sellers of the Company stock. The following table summarizes the high and low prices and dividend information for 1998 and 1997, adjusted for the five for one stock split on May 1, 1998. Cash dividends are paid on a semi-annual basis.

                                                                  Cash
                                                                Dividends
   Quarter Ended                          High         Low        Paid
-------------------                    -------     -------      ---------

1998  March 31                          $69.50      $69.50         N/A
      June 30                          Unknown     Unknown         .50
      September 30                       82.63       82.63         N/A
      December 31                        90.56       85.31         .55

1997  March 31                         Unknown     Unknown         N/A
      June 30                            54.30       54.30         .44
      September 30                       55.99       55.51         N/A
      December 31                      Unknown     Unknown         .48

The Company has paid regular semi-annual cash dividends since it became a bank holding company in 1992, and assuming the ability to do so, it is anticipated that the Company will continue to declare regular semi-annual cash dividends.

For information on dividends per share, net income per share and ratio of dividends to net income per share see the Selected Financial Data on page 7 of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 1998, included in this report as Exhibit 13, is incorporated herein by reference.

The ability of the Company to pay dividends will depend on the earnings of its subsidiary bank and its financial condition, as well as other factors such as market conditions, interest rates and regulatory requirements. Therefore, no assurances may be given as to the continuation of the Company's ability to pay dividends or maintain its present level of earnings. See Note 15 to the audited Consolidated Financial Statements for a discussion on subsidiary dividends of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 1998, included in this report as Exhibit 13 is incorporated herein by reference.

The common stock of the Company is not subject to any redemption provisions or restrictions on alienability. The common stock is entitled to share pro rata in dividends and in distributions in the event of dissolution or liquidation. There are no options, warrants, privileges or other rights with respect to Company stock at the present time, nor are any such rights proposed to be issued.

Item 6  Selected Financial Data

Selected Financial Data on page 7 of the Annual Report to Shareholders Of Killbuck Bancshares, Inc. for the year ended December 31, 1998, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations on Pages 8 through 16 of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 1998, included in this report as Exhibit 13, is incorporated herein by reference. Additional statistical information noted below is provided pursuant to Guide 3, Statistical Disclosure by Bank Holding Companies.

Investment Portfolio

    Book Value of Investments

       Book values of investment securities at December 31 are as follows (in thousands):


                                                      December 31,
                                              -----------------------------
                                                1998      1997       1996
                                              --------  --------   --------

       Securities available for sale:
         U.S. Treasury securities             $  9,372  $  9,802   $    998
         Obligations of U.S. Government
         agencies                               28,755    24,233     30,956
         Equity securities                       1,101     1,044        889
                                              --------  --------   --------

         Total available for sale               39,228    35,079     32,843
                                              --------  --------   --------

       Securities held to maturity:
         Obligations of states and political
         subdivisions                           25,909    23,298     18,265
         Corporate securities                    1,640       100        100
                                              --------  --------   --------

         Total held to maturity                 27,549    23,398     18,365
                                              --------  --------   --------

       Total                                  $ 66,777  $ 58,477   $ 51,208
                                              ======== =========   ========

MATURITY SCHEDULE OF INVESTMENTS

The following table presents the investment portfolio, the weighted average yield and maturities at December 31, 1998 (dollars in thousands):

                                                 After three        After one
                               Within three       months but         year but       After five but
                                  months       Within one year  Within five years  Within ten years   After 10 years
                              --------------   ---------------  -----------------  ----------------   --------------
                              Amount   Yield    Amount   Yield    Amount   Yield    Amount   Yield    Amount   Yield     Total
                              -------  -----    -------  -----    -------  -----    -------  -----    -------  -----    -------
Available for Sale (1)(2)
  U.S. Treasury securities    $ 3,705  5.97%    $ 2,619  5.97%    $ 3,048  5.67%    $     0  0.00%    $     0  0.00%    $ 9,372

  Obligations of U.S.
  Government agencies and
   corporations                   800  5.36         705  5.72      20,480  5.78       6,770  6.08           0  0.00      28,755
                              -------  -----    -------  -----    -------  -----    -------  -----    -------  -----    -------

Total                         $ 4,505  5.86%    $ 3,324  5.92%    $23,528  5.77%    $ 6,770  6.08%    $     0  0.00%    $38,127
                              =======  =====    =======  =====    =======  =====    =======  =====    =======  =====    =======

Held to Maturity
  Obligations of states and
   political subdivisions (3) $   150  4.50%    $1,785   4.63%    $ 8,141  4.95%    $13,619  4.74%    $ 2,214  4.55%     $25,909

  Corporate bonds                   0  0.00          0   0.00         272  5.20       1,010  5.85         358  6.15        1,640
                              -------  -----   -------   -----    -------  -----    -------  -----    -------  -----     -------

Total                         $   150  4.50%    $1,785   4.63%    $ 8,413  4.96%    $14,629  4.82%    $ 2,572  4.77%     $27,549
                              =======  =====   =======   =====    =======  =====    =======  =====    =======  =====     =======

(1) The weighted average yield has been computed using the historical amortized cost for available for sale securities.
(2)  Excludes $1,101 of equity securities which have no stated maturity.
(3) Weighted average yields on nontaxable obligations have been computed based on actual yield stated on the security.

Excluding holdings of U.S. Treasury and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the Bank's shareholder equity at December 31, 1998.

TYPES OF LOANS

The following table presents the composition of the loan portfolio and the percentage of loans by type as follows (dollars in thousands):

                                                                       December 31,
                               1998                  1997                 1996                  1995                  1994
                         ----------------     ----------------      ----------------      ----------------      ----------------
                                   % of                 % of                  % of                  % of                  % of
                                   Total                Total                 Total                 Total                 Total
                          Amount   Loans       Amount   Loans       Amount    Loans        Amount   Loans       Amount    Loans
                         --------  ------     --------  ------      --------  ------      --------  ------      --------  ------

Real estate-residential  $ 49,226   35.7%     $ 41,473   34.0%      $ 39,820   34.2%      $ 38,264   35.7%      $ 39,233   38.0%
Real estate-farm            4,376    3.2         3,847    3.1          4,589    3.9          4,578    4.3          4,956    4.8
Real estate-commercial     22,713   16.4        21,205   17.4         18,088   15.6         18,286   17.0         17,455   16.9
Real estate-construction    1,238     .9           783     .6          1,947    1.7            345     .3          1,950    1.9
Commercial and other       37,753   27.4        33,745   27.7         34,036   29.3         28,008   26.1             84   22.9
Consumer and credit card    2,585     .4         0,981     .2          7,779     .3          7,774     .6          5,960   15.5
                         --------  ------     --------  ------      --------  ------      --------  ------      --------  ------
                         $137,891  100.0%     $122,034  100.0%      $116,259  100.0%      $107,255  100.0%      $103,238  100.0%
                         ========  ======     ========  ======      ========  ======      ========  ======      ========  ======

14

The largest category of loans comprising the Bank's loan portfolio is residential real estate loans. These loans are primarily single family residential real estate loans secured by a first mortgage on the dwelling.
The risks associated with these loans are primarily the risk of default in repayment and inadequate collateral. The second largest loan segment of the Bank's loan portfolio is the commercial and other category. The loans comprising this category represent loans to business interest, located primarily within the Bank's defined market areas, with no significant industry concentration. Commercial loans include both secured and unsecured loans.
The risks associated with these loans are principally the risk in default of the payment of principal resulting from economic problems of the commercial customer, economic downturn effecting the market in general and in the case of secured loans inadequate collateral. Real estate commercial loans represent the next category and include development loans as well as investment commercial real estate such as land loans. These loans have risks which include the risk of default in the repayment of principal and inadequate collateral as well as the risk of cash flow interruption due to, in the case of rental real estate, the inability to obtain or collect adequate rental rates. Consumer and credit card loans comprise the next largest area of the Bank's loan portfolio. These loans include consumer installment, including automobile loans as well as personal and credit card loans. The risks inherent in these loans include the risk of default in principal, repayment and in the case of secured loans, the risk of inadequate collateral.

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATE

The following table presents maturity distribution and interest rate
sensitivity of real estate   commercial, real estate - construction and
commercial and other loans at December 31, 1998 (dollars in thousands):

                                      After 1 Year
                           Within        Within
                           1 Year        5 Years   After 5 Years    Total
                           -------    ------------ -------------   -------

Real estate commercial     $   410      $  1,295      $21,008      $22,713
Real estate construction     1,238             0            0        1,238
Commercial and other        18,695        13,064        5,993       37,752
                           -------      --------      -------      -------
                           $20,343       $14,359      $27,001      $61,703
                           =======      ========      =======      =======

Fixed interest rates       $ 5,465       $ 6,404      $ 3,202      $15,071
Variable interest rates     14,878         7,955       23,799       46,632
                           -------      --------      -------      -------
                           $20,343       $14,359      $27,001      $61,703
                           =======      ========      =======      =======

RISK ELEMENTS

Loans are subject to ongoing periodic monitoring by management and the board of directors. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower. The table below presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, renegotiated loans, other real estate and repossessed assets at December 31, (dollars in thousands).

                                                                         December 31,
                                                      -------------------------------------------------
                                                         1998      1997      1996      1995      1994
                                                      ---------  --------  --------  --------  --------

Loans on nonaccrual basis                                $ 21      $121      $ 31     $  62      $206
Loans past due 90 days or more                            155        75       122         7       173
Renegotiated loans                                          -         -         -         -         -
                                                         ----      ----      ----     -----      ----
Total nonperforming loans                                 176       196       153        69       379


Other real estate                                          73         -         -         -         -
Repossessed assets                                          -         -         -         -         -
                                                         ----      ----      ----     -----      ----
Total nonperforming assets                               $249      $196      $153      $ 69      $379
                                                         ====      ====      ====     =====      ====

Nonperforming loans as a percent of total loans           .13%      .16%      .13%      .06%      .37%
                                                       ======    ======    ======    ======    ======

Nonperforming loans as a percent of total assets          .08%      .10%      .08%      .04%      .25%
                                                       ======    ======    ======    ======    ======

Nonperforming assets as a percent of total assets         .11%      .10%      .08%      .04%      .25%
                                                       ======    ======    ======    ======    ======

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $923 and the amount of interest income that was recognized was $-0- for the year ended December 31, 1998.

There are no loans as of December 31, 1998, other than those disclosed above as either nonperforming or impaired, where known information about the borrower caused management to have serious doubts about the borrower's ability to comply with their contractual repayment obligations. There are no concentration of loans to borrowers engaged in similar activities which exceed 10% of total loans that management is aware of. Based upon the ongoing quarterly review and assessment of credit quality, management is not aware of any trends or uncertainties related to any accounts which might have a material adverse effect on future earnings, liquidity or capital resources.

There are no other interest bearing assets that would be subject to disclosure as either nonperforming or impaired if such interest bearing assets were loans.

LOAN LOSS EXPERIENCE

Management makes periodic provisions to the allowance for loan losses to maintain the allowance at an acceptable level commensurate with the credit risks inherent in the loan portfolio. There can be no assurances, however, that additional provisions will not be required in future periods. The following table presents a summary of loan losses by loan type and changes in the allowance for loan losses for the years ended December 31, (dollars in thousands):

                                                                   Year Ended December 31,
                                                       ------------------------------------------------
                                                         1998      1997      1996      1995      1994
                                                       --------  --------  --------  --------  --------

Allowance for loan losses at beginning of year         $  1,745  $  1,653  $  1,545  $  1,378  $  1,239
Provision charged to expense                                183       180       180       180       180
Charge-offs:
Real estate-residential                                       1         0         0        31         0
Real estate-farm                                              0         0         0         0         0
Real estate-commercial                                        0         0         0         0         0
Real estate-construction                                      0         0         0         0         0
Commercial and other                                         35        20        12         7         8
Consumer and credit card                                    181       170        99        81        89
                                                       --------  --------  --------  --------  --------
Total charge-offs                                           217       190       111       119        97
                                                       --------  --------  --------  --------  --------

Recoveries:
Real estate-residential                                       0         0         0         0         0
Real estate-farm                                              0         0         0         0         0
Real estate-commercial                                        0         0         0         1         0
Real estate-construction                                      0         0         0         0         0
Commercial and other                                          7         7        17        27        18
Consumer and credit card                                     40        95        22        78        38
                                                       --------  --------  --------  --------  --------
Total recoveries                                             47       102        39       106        56
                                                       --------  --------  --------  --------  --------

Net charge-offs                                             170        88        72        13        41

Business acquisition                                         93         0         0         0         0
                                                       --------  --------  --------  --------  --------

Allowance for loan losses at end of period               $1,851    $1,745    $1,653    $1,545    $1,378
                                                       ========  ========  ========  ========  ========

Total loans outstanding                                $137,891  $122,034  $116,259  $107,255  $103,298
                                                       ========  ========  ========  ========  ========
Average loans outstanding                              $127,214  $119,552  $112,005  $106,307  $ 99,826
                                                       ========  ========  ========  ========  ========

Allowance for loan losses as a percent of total loans     1.34%     1.43%     1.42%     1.44%     1.34%

Net charge-offs as a percent of average loans              .13%      .07%      .06%      .01%      .04%

The Bank reviews the adequacy of its allowance for loan losses on a quarterly basis. In determining the adequacy of its allowance account the Bank makes general allocations based upon loan categories, nonaccrual, past due and classified loans. After general allocations, the Bank makes specific allocations for individual credits. Any remaining balance is determined to be unallocated. The Bank has determined that the reserve is adequate as of December 31, 1998, based upon its analysis and experience. However, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses.

The following table presents management's estimate of the allocation of the allowance for loan losses among the loan categories, although the entire allowance balance is available to absorb any actual charge-offs that may occur, along with the percentage of loans in each category to total loans (dollars in thousands):

                                   1998                  1997                  1996                1995                 1994
                           ------------------    ------------------   ------------------   ------------------   ------------------
                                           %                     %                    %                    %                    %
                                          of                    of                   of                   of                   of
                                        Loans                 Loans                Loans                Loans                Loans
                                          to                    to                   to                   to                   to
                                        Total                 Total                Total                Total                Total
                           Allowance    Loans    Allowance    Loans   Allowance    Loans   Allowance    Loans   Allowance    Loans
                           ---------    -----    ---------    -----   ---------    -----   ---------    -----   ---------    -----
Real estate residential      $  467     35.7%      $  402     34.0%     $  360     34.2%     $  328     35.7%     $  320     38.0%
Real estate farm                 28      3.2%          35      3.1%         38      3.9%         38      4.3%         39      4.8%
Real estate commercial          257     16.4%         273     17.4%        229     15.6%        198     17.0%        236     16.9%
Real estate construction         11       .9%           6       .6%         15      1.7%          3       .3%         15      1.9%
Commercial and other loans      762     27.4%         568     27.7%        574     29.3%        640     26.1%        503     22.9%
Consumer and credit loans       326     16.4%         342     17.2%        341     15.3%        269     16.6%        221     15.5%
Unallocated                       0      0.0%         119      0.0%         96      0.0%         69      0.0%         44      0.0%
                           --------    ------      ------    ------     ------    ------     ------    ------     ------    ------
                             $1,851    100.0%      $1,745    100.0%     $1,653    100.0%     $1,545    100.0%     $1,378    100.0%
                           ========    ======      ======    ======     ======    ======     ======    ======     ======    ======

18

Item 7A Quantitative and Qualitative Disclosures About Market Risk

The Bank's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Because of the nature of the Bank's operations, the Bank is not subject to currency exchange or commodity price risk and, since the Bank has no trading portfolio, it is not subject to trading risk. Currently, the Bank has equity securities that represent only 1.65% of its investment portfolio and, therefore, equity price risk is not significant.
The Bank's loan portfolio, concentrated primarily within the surrounding market area, is subject to risks associated with the local economy. Since all of the interest earning assets and interest bearing liabilities are located at the Bank all of the interest rate risk lies at the Bank level. As a result, all significant interest rate risk management procedures are performed at the Bank level.

The Bank actively manages interest rate sensitivity and asset/liability products through an asset/liability management committee. The principle purposes of asset-liability management are to maximize current net interest income while minimizing the risk to future earnings of negative fluctuations in net interest margin and to insure adequate liquidity exists to meet operational needs.

In an effort to reduce interest rate risk and protect itself from the negative effects or rapid or prolonged changes in interest rates, the Bank has instituted certain asset and liability management measures, including underwriting long-term fixed rate loans that are saleable in the secondary market, offering longer term deposit products and diversifying the loan portfolio into shorter term consumer and commercial business loans. In addition, since the mid-1980's, the Bank has originated adjustable-rate loans and as of December 31, 1998, they comprised approximately 62% of the total loan portfolio.

One of the principal functions of the Company's asset/liability management program is to monitor the level to which the balance sheet is subject to interest rate risk. The goal of this program is to manage the relationship between interest-earning assets and interest-bearing liabilities to minimize the fluctuations in the net interest spread and achieve consistent growth in net interest income during periods of changing interest rates.

Interest rate sensitivity is measured as the difference between the volume of assets and liabilities that are subject to repricing in a future period of time. These differences are known as interest sensitivity gaps. The Bank utilizes gap management as the primary means of measuring interest rate risk. Gap analysis identifies and quantifies the Bank's exposure or vulnerability to changes in interest rates in relationship to the Bank's interest rate sensitivity position. A rate sensitive asset or liability is one which is capable of being repriced (i.e., the interest rate can be adjusted or principal can be reinvested) within a specified period of time. Subtracting total rate sensitive liabilities (RSL) from total rate sensitive assets (RSA) within specified time horizons nets the Bank's gap positions. These gaps reflect the Bank's exposure to changes in market interest rates, as discussed below.

Because many of the Bank's deposit liabilities are capable of being immediately repriced, the Bank offers variable rate loan products in order to help maintain a proper balance in its ability to reprice various interest bearing assets and liabilities. Furthermore, the Bank's deposit rates are not tied to an external index. As a result, although changing market interest rates impact repricing, the Bank has retained much of its control over repricing.

The Bank conducts the rate sensitivity analysis through the use of a simulation model which also monitors earnings at risk by projecting earnings of the Bank based upon an economic forecast of the most likely interest rate movement. The model also calculates earnings of the Bank based upon what are estimated to be the largest foreseeable rate increase and the largest foreseeable rate decrease. Such analysis translates interest rate movements and the Bank's rate sensitivity position into dollar amounts by which earnings may fluctuate as a result of rate changes. A 2% immediate increase in interest rates would increase earnings by 7.70% and a 2% immediate decrease in interest rates would decrease earnings by 7.61%.

The data included in the table that follows indicates that the Bank is liability sensitive within one to two years. Generally, a liability sensitive gap indicates that declining interest rates could positively affect net interest income as expense of liabilities would decrease more rapidly than interest income would decline. Conversely, rising rate could negatively affect net interest income as income from assets would increase less rapidly than deposit costs. During times of rising interest rates, an asset sensitive gap could positively affect net interest income as rates would be increased on a larger volume of assets as compared to deposits. As a result, interest income would increase more rapidly than interest expense. An asset sensitive gap could negatively affect net interest income in an environment of decreasing interest rates as a greater amount of interest bearing assets could be repricing at lower rates. Although rate sensitivity analysis enables the Bank to minimize interest rate risk, the magnitude of rate increases or decreases on assets versus liabilities may not correlate directly. As a result, fluctuations in interest spreads can occur even when repricing capabilities are perfectly matched.

It is the policy of the Bank to generally maintain a gap ratio within a range that is plus 20 percent to minus 10 percent of total assets for the time horizon of one year. When Management believes that interest rates will increase it can take actions to increase the RSA/RSL ratios. When Management believes interest rates will decline, it can take actions to decrease the RSA/RSL ratio.

During 1998, in order to adjust its interest rate sensitivity, the Bank's focus was on spreading out the maturities of time deposits within the one year time frame while continuing to make variable rate loans. The above strategy was implemented to better position the Bank for rate changes in either direction. The Bank's asset/liability management focus for 1999 will include improving the Bank's rate sensitivity gap. As noted above, at December 31, 1998 the Bank was liability sensitive, however, the cumulative rate sensitivity gap was such that the Bank's earnings and capital should not be materially affected by the repricing of assets and liabilities due to increases or decreases in interest rates in 1999.

Changes in market interest rate can also affect the Bank's liquidity position through the impact rate changes may have on the market value of the Bank's investment portfolio. Rapid increases in market rates can negatively impact the market values of investment securities. As securities values decline it becomes more difficult to sell investments to meet liquidity demands without incurring a loss. The Bank can address this by increasing liquid funds which may be utilized to meet unexpected liquidity needs when a decline occurs in the value of securities.

The following table presents the Bank's interest rate sensitivity gap position (dollars in thousands):

                                                INTEREST RATE SENSITIVITY GAPS
                                                         (IN THOUSANDS)

                                    1999      2000      2001       2002     2003   Thereafter   Total
                                  --------  --------  --------  --------  --------  --------  --------
Interest-earnings assets:
   Loans:
     Fixed                        $  7,521  $  3,568  $  5,263  $  6,766  $  4,510  $ 25,198  $ 52,826
     Variable                       85,065         0         0         0         0         0    85,065
   Securities:
     Fixed                           9,764     7,587     8,732     6,116     9,506    25,072    66,777
     Variable                            0         0         0         0         0         0         0
   Other interest-earning assets    15,200         0         0         0         0         0    15,200
                                  --------  --------  --------  --------  --------  --------  --------
Total interest-earning assets      117,550    11,155    13,995    12,882    14,016    50,270   219,868
                                  --------  --------  --------  --------  --------  --------  --------

Interest-bearing liabilities:
   Demand and savings deposits      63,467         0         0         0         0         0    63,467
   Time deposits:
     Fixed                          79,330    11,617     3,806       923     2,075     3,341   101,092
     Variable                        1,067       302         0         0         0         0     1,369
   Short-term borrowings             3,335         0         0         0         0         0     3,335
   FHLB advances                         0         0         0         0         0     8,587     8,587
                                  --------  --------  --------  --------  --------  --------  --------
Total interest-bearing
     liabilities                   147,199    11,919     3,806       923     2,075    11,928   177,850
                                  --------  --------  --------  --------  --------  --------  --------

Interest rate sensitivity gap      (29,649)     (764)   10,189    11,959    11,941    38,342

Cumulative rate sensitivity gap   $(29,649) $(30,413) $(20,224) $ (8,265) $  3,676  $ 42,018
                                  ========  ========  ========  ========  ========  ========

Interest rate sensitivity gap
 as a percent of interest
 earning assets                     (13.48%)  (13.83%)   (9.20%)   (3.76%)    1.67%   19.11%
                                  ========  ========  ========  ========  ========  ========

21

Item 8 Financial Statements and Supplementary Data

The report of independent auditors and consolidated financial statements, included on pages 17 through 36 of the Annual Report to shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 1998, included in this report as Exhibit 13, are incorporated herein by reference.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Part III

Item 10 Directors and Executive Officers of Registrant

The following table lists the Non-Director, Executive Officers of the Company and its subsidiary, Killbuck Savings Bank Company, and certain other information with respect to each individual, as of December 31, 1998. The information required by this item with respect to Directors and other executive officers of the Company and its subsidiary, Killbuck Savings Bank Company, is incorporated herein by reference to the information under the heading "Election of Directors and Information with Respect to Directors and Officers" in the Proxy Statement of the Company. The information required regarding disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the information under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement of the Company.

     Name          Age  All Positions with Company and Bank
----------------   ---  ----------------------------------------------------

Craig A. Lawhead   41   Vice president and treasurer of Company since 1992;
                        Executive vice president of bank since 1990.

John D. Boley      38   Vice president and secretary of Company since 1992;
                        Senior vice president and cashier of Bank since 1990.

Executive officers of the Company and Bank reside in or near Killbuck, Ohio and all of the executive officers have been with the Company and Bank the past five years.

Item 11 Executive Compensation

Information required by this item is incorporated herein by reference to the information under the heading "Executive Compensation and Other Information" in the Proxy Statement of the Company.

Item 12 Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated herein by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement of the Company.

Item 13 Certain Relationships and Related Transactions

Information required by this item is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" in the Proxy Statement of the Company and in Note 5 of the Notes to Consolidated Financial statements appearing at Page 27 of the Annual Report to Shareholders for the year ended December 31, 1998, included in this report as
Exhibit 13, and incorporated herein by reference.

Part IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8

     Financial Statements and Schedules

The following consolidated financial statements of Killbuck Bancshares, Inc. and subsidiary, included in the Annual Report to Shareholders for the year ended December 31, 1998, are incorporated by reference in item 8:

Report of Independent Auditors'
Consolidated Balance Sheet at December 31, 1998 and 1997
Consolidated Statement of Income for the Years ended December 31, 1998,
 1997 and 1996
Consolidated Statement of Changes in Shareholders' Equity for the Years ended
 December 31, 1998, 1997 and 1996
Consolidated Statement of Cash Flows for the Years ended December 31, 1998,
 1997 and 1996
Notes to Consolidated Financial Statements

Schedules are omitted because they are inapplicable, not required, or the information is included in the consolidated financial statements or notes thereto.

     Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1998.

     Exhibits
     --------

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit
Number                    Description
-------  -------------------------------------------------------------------

3(i)     Certificate and Articles of Incorporation of Killbuck Bancshares,
         Inc.*

3(ii)    Code of regulations of Killbuck Bancshares, Inc.*

10       Agreement and plan of reorganization with Commercil Savings Bank
         Company*

12       Statement regarding computation of ratios.

13       Portions of the 1998 Annual Report to Shareholders

22       Subsidiary of the Holding Company.*

24       Consent of S.R. Snodgrass, A.C.

27       Financial Data Schedule (electronic filing only)

99 Proxy statement dated March 15, 1999 for the Annual Shareholders meeting to be held April 12, 1999.(1)

*Incorporated by reference to an identically numbered exhibit to the Form 10 (File No. 0-24147) filed with SEC on April 30, 1998 and subsequently amended on July 8, 1998 and July 31, 1998.

(1) Except for the portions of the proxy expressly incorporated by reference, the proxy is furnished solely for the information of the Commission and is not deemed "filed" as part hereof.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Killbuck Bancshares, Inc.
                          -------------------------

                                (Registrant)
                           By:  Luther E. Proper
                           ---------------------
                             Luther E. Proper
                President and Chief Executive Officer/Director
                       (Duly authorized representative)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signatures                    Description                    Date
---------------------         --------------------------     --------------

/s/ Luther E. Proper
--------------------          President, Chief Executive     March 13, 1999
     Luther E. Proper         Officer and Director

/s/ John W. Baker
--------------------          Director                       March 13, 1999
     John W. Baker

/s/ Robert D. Bell
--------------------          Director                       March 13, 1999
     Robert D. Bell

/s/ Ted Bratton
--------------------          Director                       March 13, 1999
     Ted Bratton

/s/ Richard L. Fowler
--------------------          Director                       March 13, 1999
     Richard L. Fowler

/s/ Thomas D. Gindlesberger
--------------------          Director                       March 13, 1999
     Thomas D. Gindlesberger

/s/ Allan R. Mast
--------------------          Director                       March 13, 1999
     Allan R. Mast

/s/ Dean J. Mullet
--------------------          Director                       March 13, 1999
     Dean J. Mullet

/s/ Kenneth F. Taylor
--------------------          Director                       March 13, 1999
     Kenneth F. Tayor

/s/ Michael S. Yoder
--------------------          Director                       March 13, 1999
     Michael S. Yoder

25