Form 10-Q
period 1999-03-31
KILLBUCK BANCSHARES INC
filed 1999-05-12
CIK 1060455

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended March 31, 1999

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
         Yes   X          No
             -----           -----

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date:

     Class:  Common Stock, no par value
     Outstanding at May 5, 1999:  705,331

                            KILLBUCK BANCSHARES, INC.

                                     Index


                                                               Page Number
                                                               -----------
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.   Financial Statements (Unaudited):

          Consolidated balance sheet
             March 31, 1999 and December 31, 1998                    3

          Consolidated statements of income
             Three months ended March 31, 1999 and 1998              4

          Consolidated statements of shareholders' equity
             Three months ended March 31, 1999                       5

          Consolidated statements of cash flows
             Three months ended March 31, 1999 and 1998              6

          Notes to unaudited consolidated financial statements       7

Item 2.   Management's Discussion and Analysis of Financial
             Condition And Results of Operations                  8-12

PART II. OTHER INFORMATION                                          13
--------------------------

SIGNATURES                                                          14
----------

                   Killbuck Bancshares, Inc. and Subsidiary
                    CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                 March 31,    December 31,
                                                   1999           1998
                                               ------------   ------------
ASSETS
   Cash and cash equivalents:
      Cash and amounts due from depository
        institutions                           $  6,869,483   $  6,972,224
      Federal funds sold                         13,500,000     15,200,000
                                                -----------    -----------
          Total cash and cash equivalents        20,369,483     22,172,224
                                                -----------    -----------

   Investment securities:
      Securities available for sale              35,314,801     39,228,084
      Securities held to maturity (market
        value of $30,389,000 and $28,341,531)    29,773,570     27,549,053
                                                -----------    -----------
          Total investment securities            65,088,371     66,777,137
                                                -----------    -----------

   Loans (net of allowance for loan losses of
      $1,900,639 and $1,851,175)                139,390,356    135,644,314
   Loans held for sale                                  -          233,750
   Premises and equipment, net                    3,445,478      3,368,645
   Accrued interest                               1,832,284      1,629,508
   Other assets                                   2,340,085      2,168,315
                                                -----------    -----------
          Total assets                         $232,466,057   $231,993,893
                                                ===========    ===========

LIABILITIES
   Deposits:
      Noninterest bearing demand               $ 22,262,885   $ 26,150,636
      Interest bearing demand                    25,323,204     25,576,971
      Money market                               15,662,410     12,182,491
      Savings                                    26,248,918     25,707,998
      Time                                      103,347,120    102,460,585
                                                -----------    -----------
          Total deposits                        192,844,537    192,078,681
   Short term borrowings                          2,835,002      3,335,000
   Federal Home Loan Bank advances                8,186,020      8,587,302
   Accrued interest and other liabilities           516,665        555,699
                                                -----------    -----------
          Total liabilities                     204,382,224    204,556,682
                                                -----------    -----------

SHAREHOLDERS' EQUITY
   Common stock   no par value:  1,000,000
      shares authorized, 718,431 issued           8,846,670      8,846,670
   Retained earnings                             19,945,206     19,215,493
   Accumulated other comprehensive income (loss)    (74,555)         8,536
   Treasury stock, at cost (13,100 shares)         (633,488)      (633,488)
                                                -----------    -----------
          Total shareholders' equity             28,083,833     27,437,211
                                                -----------    -----------

          Total liabilities and
             shareholders' equity              $232,466,057   $231,993,893
                                                ===========    ===========

See accompanying notes to the unaudited consolidated financial statements.

                  Killbuck Bancshares, Inc. and Subsidiary
                CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                     Three Months Ended
                                                          March 31,
                                                     1999           1998
                                                   ---------      ---------

INTEREST INCOME
   Interest and fees on loans                     $3,134,804     $2,966,046
   Federal funds sold                                114,993        107,344
   Investment securities:
      Taxable                                        579,799        505,863
      Exempt from federal income tax                 325,529        287,235
                                                   ---------      ---------
         Total interest income                     4,155,125      3,866,488
                                                   ---------      ---------

INTEREST EXPENSE
   Deposits                                        1,874,911      1,684,812
   Federal Home Loan Bank advances                   142,678        147,683
   Short term borrowings                              18,182         22,293
                                                   ---------      ---------
         Total interest expense                    2,035,771      1,854,788
                                                   ---------      ---------

NET INTEREST INCOME                                2,119,354      2,011,700

   Provision for loan losses                          60,000         45,000
                                                   ---------      ---------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
 LOSSES                                            2,059,354      1,966,700
                                                   ---------      ---------

OTHER INCOME
   Service fees on deposit accounts                  112,766         95,727
   Gain on sale of loans                              14,808          6,180
   Other income                                       26,540         34,289
                                                   ---------      ---------
         Total other income                          154,114        136,196
                                                   ---------      ---------

OTHER EXPENSE
   Salaries and employee benefits                    584,147        617,685
   Occupancy expense                                  48,987         50,501
   Equipment expense                                 139,570        111,296
   Professional fees                                  73,978         68,410
   Franchise tax                                      86,488         82,984
   Other expenses                                    321,527        218,319
                                                   ---------      ---------
         Total other expense                       1,254,697      1,149,195
                                                   ---------      ---------

INCOME BEFORE INCOME TAXES                           958,771        953,701
   Income taxes                                      229,058        237,404
                                                   ---------      ---------

NET INCOME                                        $  729,713     $  716,297
                                                   =========      =========

Earning per common share                          $     1.03     $     1.08
                                                   ---------      =========

Weighted Average shares outstanding                  705,331        661,900
                                                   =========      =========

See accompanying notes to the unaudited consolidated financial statements.

                                             Killbuck Bancshares, Inc. and Subsidiary

                               CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                                THREE MONTHS ENDED MARCH 31, 1999

                                                                  Accumulated
                                                                     Other                          Total
                                     Common        Retained      Comprehensive      Treasury     Shareholders'    Comprehensive
                                      Stock        Earnings      Income (Loss)        Stock         Equity           Income
                                   -----------    -----------    -------------    ----------     ------------      ------------

Balance, December 31, 1998         $ 8,846,670    $19,215,493    $    8,536       $ (633,488)    $27,437,211
   Net income                                         729,713                                        729,713       $729,713
   Other comprehensive income:
      Net unrealized loss
         on securities                                              (83,091)                         (83,091)       (83,091)
                                                                                                                   --------
   Comprehensive income                                                                                            $646,622
                                    ----------    -----------    ----------       ----------     -----------       ========

Balance, March 31, 1999             $8,846,670    $19,945,206    $  (74,555)      $ (633,488)    $28,083,833
                                    ==========    ===========    ==========       ==========     ===========











See accompanying notes to the unaudited consolidated financial statements.

                      Killbuck Bancshares, Inc. and Subsidiary
                  CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                     Three Months Ended
                                                          March 31,
                                                    1999            1998
                                                -----------     -----------

Operating Activities
   Net income                                   $   729,713     $   716,297
   Adjustments to reconcile net income
      to net cash provided by
   Operating activities:
      Provision for loan losses                      60,000          45,000
      Gain on sale of loans                         (14,808)         (6,180)
      Provision for depreciation and
        amortization                                 93,882          74,789
      Origination of loans held for sale         (1,286,625)       (651,000)
      Proceeds from the sale of loans             1,535,183         657,180
      Federal Home Loan Bank stock dividend         (14,700)        (14,200)
      Increase in accrued interest
         and other assets                          (331,742)       (186,337)
      (Decrease) increase in accrued
         expenses and other liabilities             (39,034)        204,845
                                                -----------     -----------
         Net cash provided by operating
            activities                              731,869         840,394
                                                -----------     -----------

INVESTING ACTIVITIES
   Investment securities available for sale:
      Proceeds from maturities and repayments     7,300,000       9,325,657
      Purchases                                  (3,498,800)     (4,482,633)
   Investment securities held to maturity:
      Proceeds from maturities and repayments       150,000         388,675
      Purchases                                  (2,392,172)     (1,120,777)
   Net increase in loans                         (3,806,042)     (3,490,669)
   Purchase of premises and equipment              (152,172)        (72,491)
                                                -----------     -----------
         Net cash (used in) provided by
            investing activities                 (2,399,186)        547,762
                                                -----------     -----------

FINANCING ACTIVITIES
   Net decrease in demand, money market
      and savings deposits                         (120,679)     (1,431,363)
   Net increase in time deposits                    886,535       5,049,487
   Net decrease in short term borrowings           (499,998)       (475,000)
   Repayment of Federal Home Loan
      Bank advances                                (401,282)       (154,297)
                                                -----------     -----------
         Net cash (used in) provided by
            financing activities                   (135,424)      2,988,827
                                                -----------     -----------
Net (decrease) increase in cash and
   cash equivalents                              (1,802,741)      4,376,983
Cash and cash equivalents at beginning
   of period                                     22,172,224      14,600,777
                                                -----------     -----------
Cash and cash equivalents at end of period      $20,369,483     $18,977,760
                                                ===========     ===========

Supplemental Disclosures of Cash Flows Information
   Cash Paid During the Period For:
      Interest on deposits and borrowings       $ 2,016,335     $ 1,857,218
                                                ===========     ===========
      Income taxes                              $        -      $        -
                                                ===========     ===========

See accompanying notes to the unaudited consolidated financial statements.

                           Killbuck Bancshares, Inc.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1   BASIS OF PRESENTATION

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

These statements should be read in conjunction with the consolidated statements of and for the year ended December 31, 1998 and related notes which are included on the Form 10-K (file no. 000-24147)

NOTE 2   EARNINGS PER SHARE

The Company currently maintains a simple capital structure; therefore, there are no dilutive effects on earnings per share. As such, earnings per share are calculated using the weighted number of shares for the period.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

                        Financial Condition

Total assets at March 31, 1999 were approximately $232,500,000 compared to approximately $232,000,000 at December 31, 1998.

Cash and cash equivalents decreased by approximately $1,803,000 or 8.1% from December 31, 1998, to March 31, 1999, with liquid funds held in the form of federal funds sold decreasing $1,700,000. These funds were used to help fund loan growth.

Investment securities available for sale decreased by approximately $3,913,000 or 10.0% from December 31, 1998, as a result of maturities in excess of purchases of available for sale securities. Investments held to maturity increased approximately $2,225,000 or 8.1%. Management increases the held to maturity investments, which are municipal securities, due to favorable tax equivalent rates for this type of investment during the first three months of 1999.

The loan portfolio increased by approximately $3,697,000 or 2.8% from December 31, 1998, to March 31, 1999. An increase of approximately $3,982,000 occurred in the commercial loan category while real estate and consumer loan balances remained relatively unchanged.

Total deposits at March 31, 1999 were approximately $192,845,000 compared to $192,079,000 at December 31, 1998. The only significant change in the major categories of deposits was a decrease of approximately $3,888,000 in noninterest bearing accounts and an increase of approximately $3,480,000 in the money market accounts. Management attributes these changes to normal transfers of public funds.

Shareholders' Equity increased by approximately by $647,000 or 2.4%, which was mainly due to earnings of approximately $730,000 for the first three months of 1999 offset by a $83,000 decrease in the unrealized gain on securities included in other comprehensive income. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At March 31, 1999, the total capital ratio was 19.54%; the Tier I capital ratio was 18.29%, and the leverage ratio was 11.70%, compared to regulatory capital requirements of 8%, 4% and 4% respectively. These ratios are well in excess of regulatory capital requirements.

The Bank anticipates construction to begin on its new branch in Sugarcreek, Ohio, in the second quarter of 1999 with completion anticipated in late 1999 or early 2000.

Rapid and accurate data processing is essential to the Bank's operations. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in prior years) are expected to read entries for the year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency and other data. The Bank has been evaluating both information technology (computer systems) and non-information technology systems (e.g. vault timers, electronic door lock and elevator controls). Based upon such evaluations, management has determined that the Bank has year 2000 risk in three areas: (1) Bank's own computer and software, (2) computers of others used by the Bank's borrowers, and (3) computers of others who provide the Bank with processing of certain services.

BANK'S OWN COMPUTERS AND SOFTWARE

The Bank has spent approximately $13,000 to upgrade its computer system and software during the first three months of 1999. The Bank does not expect to have material costs to address this risk through the rest of 1999. The Bank believes that they are year 2000 compliant in this risk area. However, there is no assurance that the year 2000 issue could not have a material impact on the operations of the Bank.

COMPUTERS OF OTHERS USED BY OUR BORROWERS

The Bank has evaluated most of their borrowers and does not believe the year 2000 problem should, on an aggregate basis, impact their ability to make payments to the Bank. The Bank believes that most of their residential borrowers are not dependent on their home computers for income and that none of their commercial borrowers are so large that a year 2000 problem would render them unable to collect revenue or rent and, in turn, continue to make loan payments to the Bank. The Bank does not expect any material costs for the rest of 1999 to address this risk area and believes they are year 2000 compliant in this risk area.

COMPUTERS OF OTHERS WHO PROVIDE US WITH PROCESSING OF CERTAIN SERVICES

This risk is primarily focused on vendors who provide the Bank processing services in the areas of credit cards, individual retirement accounts and automatic teller machine transactions. All of these vendors have represented to the Bank that they are year 2000 compliant.

CONTINGENCY PLAN

The Bank has continually monitored its year 2000 situation by thoroughly assessing its systems and programs. Although the Bank anticipates its systems and programs to be year 2000 compliant, a contingency plan is being developed and is expected to be completed by June 30, 1999.

                        RESULTS OF OPERATIONS

         Comparison of the Three Months Ended March 31, 1999 and 1998
         ------------------------------------------------------------

Total interest income of approximately $4,155,000 for the three month period ended March 31, 1999, compares to approximately $3,866,000 for the same period in 1998, an increase of $289,000 or 7.5%. The majority of the overall increase in total interest income is attributed to an increase in interest and fees on loans of approximately $169,000 or 58.5% of the overall increase. The increase in interest and fees on loans is due primarily to increased volume in the loan portfolio due to the loans acquired in the merger of the Commercial and Savings Bank of Danville, Ohio with and into Killbuck Bancshares, Inc. in November, 1998. Average loan balances were approximately $124,014,000 for the first three months of 1998 compared to $138,220,000 for the first three months of 1999.

Total interest expense of approximately $2,036,000 for the three month period ending March 31, 1999, represents an increase of $181,000 from the approximately $1,855,000 reported for the same three month period in 1998.
The increase in interest expense on deposits of approximately $190,000 is due mainly to increases in volume due to the deposits acquired in the merger. Average interest bearing deposits were approximately $143,489,000 for the first three months of 1998 compared to $164,323,000 for the first three months of 1999.

Net interest income of approximately $2,119,000 for the three months ended March 31, 1999, compares to approximately $2,012,000 for the same three month period in 1998, an increase of $107,000 or 5.3%.

Total other income for the three month period ended March 31, 1999, of approximately $154,000 compares to approximately $136,000 for the same three month period in 1998, an increase of $18,000 or 13.2%. The service fee income on deposits increased approximately $17,000 due to an increase in the accounts being serviced due to the merger. Gains on sale of loans increased approximately $9,000 due to the Bank's increased involvement in offering fixed rate loans for sale in the secondary market.

Total other expense of approximately $1,255,000 for the three months ended March 31, 1999, compares to approximately $1,149,000 for the same three month period in 1998. This represents an increase of $106,000 or 9.2%. Salary and employee benefits decreased approximately $34,000 due an unexpected refund of approximately $33,000 for employee hospitalization benefits. The increase in other expense of approximately $103,000 was due in part to the merger which caused an increase in data processing of approximately $19,000, advertising and promotion of approximately $10,000, correspondent bank charges of approximately $11,000 and goodwill amortization of approximately $28,000. Increases in other expenses were brought about by those items that are generally thought to be normal and recurring in nature. Net income for the three month period ended March 31, 1999, was approximately $730,000, an increase of $14,000 or 2.0% from the approximately $716,000 reported at March 31, 1998.

                               Liquidity
                               ---------


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

Cash and amounts due from depository institutions and federal funds sold totaled approximately $20,369,000 at March 31, 1999. These assets provide the primary source of liquidity for the Bank. In addition, management has designated a substantial portion of the investment portfolio, approximately $35,315,000 as available for sale and has an available unused line of credit of approximately $8,814,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at March 31, 1999.

Cash was provided during the three month period ended March 31, 1999, mainly from a net increase in deposits of $766,000 and the maturity of investment securities of $7.5 million. Cash was used during the three month period ended March 31, 1999, mainly to fund a net increase in loans of $3.8 million, and for the purchase of investment securities of $5.9 million. In addition $901,000 was also used to reduce Federal Home Loan Bank advances and short term borrowings during the first three months of 1999. Cash and cash equivalents totaled $20.4 million at March 31, 1999, a decrease of $1.8 million from $22.2 million at December 31,1998.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

                             Risk Elements
                             -------------


The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at March 31, 1999, and December 31, 1998. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

                                                  March 31,   December 31,
                                                   1999           1998
                                                  ---------   ------------
                                                   (dollars in thousands)
Loans on nonaccrual basis                           $ 99         $ 21
Loans past due 90 days or more                       316          155
Renegotiated loans                                     -            -
                                                    ----         ----
               Total nonperforming loans             415          176

Other real estate                                     73           73
Repossessed assets                                     -            -
                                                    ----         ----
               Total nonperforming assets           $488         $249
                                                    ====         ====

Nonperforming assets as a percent of total assets    .29%         .13%
                                                    ====         ====

Nonperforming loans as a percent of total assets     .18%         .08%
                                                    ====         ====

Nonperforming assets as a percent of total assets    .21%         .11%
                                                    ====         ====

Management monitors impaired loans on a continual basis. As of March 1999, impaired loans had no material effect on the company's financial position or results from operations.

The allowance for loan losses at March 31, 1999, totaled approximately $1,901,000 or 1.3% of total loans as compared to approximately $1,851,000 or 1.3% at December 31, 1998. Provisions for loan losses were $60,000 for the three months ended March 31, 1999 and $45,000 at March 31, 1998.

The level of funding for the provision is a reflection of the overall increase in loans and is not an indication of any decline in the quality of the loan portfolio. Nonperforming loans consist of approximately $89,000 in one to four family residential mortgages, $86,000 in commercial real estate, $211,000 in commercial loans and $29,000 in consumer loans. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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

                        Part II   OTHER INFORMATION


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

             b) No reports on Form 8-K were filed during the quarter of the period covered by this report.

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

                               Killbuck Bancshares, Inc.


Date:                                   By:/s/Luther E. Proper
       ---------------

                                        -----------------------------------
                                        Luther E. Proper
                                        President and
                                        Chief Executive Officer