Form 10-Q
period 1999-06-30
KILLBUCK BANCSHARES INC
filed 1999-08-11
CIK 1060455

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                     FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1999

                        Commission File Number 000-24147


                            KILLBUCK BANCSHARES, INC.
           (Exact name of registrant as specified in its Charter)


            OHIO                                         34-1700284
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
      Yes  x           No
         ----            ------

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date:

     Class:  Common Stock, no par value
     Outstanding at July 8, 1999:  705,331

                              KILLBUCK BANCSHARES, INC.

                                         Index



PART I. FINANCIAL INFORMATION                                  Page Number
------------------------------                                 -----------

Item 1.     Financial Statements (Unaudited):

            Consolidated Balance Sheet (unaudited) as of
              June 30, 1999 and December 31, 1998                         3

            Consolidated Statement of Income (unaudited)
              For the six months ended June 30, 1999 and 1998             4

            Consolidated Statement of Income (unaudited)
              For the three months ended June 30, 1999 and 1998           5

            Consolidated Statement of Changes in Shareholders' Equity
              (unaudited)
              For the six months ended June 30, 1999                      6

            Consolidated Statement of Cash Flows (unaudited)
              For the six months ended June 30, 1999 and 1998             7

            Notes to Unaudited Consolidated Financial Statements          8

Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                   9-14

PART II. OTHER INFORMATION
--------------------------

     Item 1.     Legal Proceedings                                      15

     Item 2.     Changes in Securities                                  15

     Item 3.     Default Upon Senior Securities                         15

     Item 4.     Submissions of Matters to a Vote of Security Holders   15

     Item 5.     Other Information                                      15

     Item 6.     Exhibits and Reports on Form 8-K                       16

SIGNATURES                                                              17

                           Killbuck Bancshares, Inc. and Subsidiary
                            CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                    June 30,          December 31,
                                                                      1999                 1998
                                                                  -----------       ----------------
ASSETS
     Cash and cash equivalents:
          Cash and amounts due from depository institutions     $    6,161,707     $   6,972,224
          Federal funds sold                                         8,600,000        15,200,000
                                                                --------------     -------------
               Total cash and cash equivalents                      14,761,707        22,172,224
                                                                -------------      -------------

     Investment securities:
          Securities available for sale                             38,142,885        39,228,084
          Securities held to maturity (market value of $32,031,251
           and $30,389,000)                                         32,280,756        27,549,053
                                                                --------------      ------------
               Total investment securities                          70,423,641        66,777,137
                                                                --------------      ------------

     Loans (net of allowance for loan losses of
      $1,944,179 and $1,851,175)                                   138,171,333       135,644,314
     Loans held for sale                                                     -           233,750
     Premises and equipment, net                                     3,486,465         3,368,645
     Accrued interest                                                1,621,484         1,629,508
     Other assets                                                    2,463,300         2,168,315
                                                                 -------------     -------------
               Total assets                                       $230,927,930      $231,993,893
                                                                 =============     =============

LIABILITIES
     Deposits:
          Noninterest bearing demand                              $ 24,847,242      $ 26,150,636
          Interest bearing demand                                   24,685,635        25,576,971
          Money market                                              11,180,347        12,182,491
          Savings                                                   26,004,075        25,707,998
          Time                                                     104,811,347       102,460,585
                                                                --------------      ------------
               Total deposits                                      191,528,646       192,078,681
     Short term borrowings                                           3,120,000         3,335,000
     Federal Home Loan Bank advances                                 7,788,585         8,587,302
     Accrued interest and other liabilities                            390,371           555,699
                                                                --------------      ------------
               Total liabilities                                   202,827,602       204,556,682
                                                                ==============      ============

SHAREHOLDERS' EQUITY
     Common stock no par value:  1,000,000 shares authorized,
      718,431 issued                                                 8,846,670         8,846,670
     Retained earnings                                              20,272,699        19,215,493
     Accumulated other comprehensive income (loss)                    (385,553)            8,536
     Treasury stock, at cost (13,100 shares)                          (633,488)         (633,488)
                                                                --------------      ------------
               Total shareholders' equity                           28,100,328        27,437,211
                                                                --------------      ------------

               Total liabilities and shareholders' equity       $  230,927,930      $231,993,893
                                                                ==============      ============

See accompanying notes to the unaudited consolidated financial statements.

                                Killbuck Bancshares, Inc. and Subsidiary
                              CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                      Six Months Ended
                                                                           June 30,
                                                                     1999           1998
                                                                ------------     ------------

INTEREST INCOME
     Interest and fees on loans                                  $ 6,297,877       $5,978,483
     Federal funds sold                                              281,904          210,948
     Investment securities:
          Taxable                                                  1,108,322        1,019,793
          Tax exempt                                                 681,891          583,711
                                                              --------------      ------------
               Total interest income                               8,369,994        7,792,935
                                                              --------------      ------------

INTEREST EXPENSE
     Deposits                                                      3,775,159        3,440,965
     Federal Home Loan Bank advances                                 279,760          298,920
     Short term borrowings                                            35,401           40,569
                                                              --------------      ------------
               Total interest expense                              4,090,320        3,780,454
                                                              --------------      ------------

NET INTEREST INCOME                                                4,279,674        4,012,481

Provision for loan losses                                            120,000           90,000
                                                              --------------      ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
 LOSSES                                                            4,159,674        3,922,481
                                                              --------------      ------------

OTHER INCOME
     Service charges on deposit accounts                             233,797          200,081
     Gain on sale of loans                                            30,938           18,975
     Other income                                                     58,827           54,524
                                                              --------------      ------------
               Total other income                                    323,562          273,580
                                                              --------------      ------------

OTHER EXPENSE
     Salaries and employee benefits                                1,176,059        1,128,746
     Occupancy expense                                                84,081           85,245
     Equipment expense                                               283,891          232,427
     Professional fees                                               158,235          131,934
     Franchise tax                                                   176,760          165,968
     Other expenses                                                  651,278          458,752
                                                              --------------      -----------
               Total other expense                                 2,530,304        2,203,072
                                                              --------------      -----------

INCOME BEFORE INCOME TAXES                                         1,952,932        1,992,989
     Income taxes                                                    472,527          483,159
                                                              --------------      -----------

NET INCOME                                                    $   $1,480,405      $ 1,509,830
                                                              ==============      ===========

Earnings per share                                            $         2.10      $      2.28
                                                              ==============      ===========

Average shares outstanding                                           705,331         661,900
                                                              ==============      ===========

See accompanying notes to the unaudited consolidated financial statements.

                                               Killbuck Bancshares, Inc.
                                    CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                      Three Months Ended
                                                                            June 30,
                                                                      1999               1998
                                                                  ----------           --------

INTEREST INCOME
     Interest and fees on loans                                   $ 3,163,073          $3,012,437
     Federal funds sold                                               166,911             103,604
     Investment securities:
          Taxable                                                     528,523             513,930
          Tax exempt                                                  356,362             296,476
                                                                  -----------          ----------
               Total interest income                                4,214,869           3,926,447
                                                                  -----------          ----------

INTEREST EXPENSE
     Deposits                                                       1,900,248           1,756,153
     Federal Home Loan Bank advances                                  137,082             151,237
     Short term borrowings                                             17,219              18,276
                                                                  -----------          ----------
               Total interest expense                               2,054,549           1,925,666
                                                                  -----------          ----------

NET INTEREST INCOME                                                 2,160,320           2,000,781

Provision for loan losses                                              60,000              45,000
                                                                  -----------          ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
 LOSSES                                                             2,100,320           1,955,781
                                                                  -----------          ----------
OTHER INCOME
     Service charges on deposit accounts                              121,031             104,354
     Gain on sale of loans                                             16,130              12,795
     Other income                                                      32,287              20,235
                                                                  -----------          ----------
               Total other income                                     169,448             137,384
                                                                  -----------          ----------

OTHER EXPENSE
     Salaries and employee benefits                                   591,912             511,061
     Occupancy expense                                                 35,094              34,744
     Equipment expense                                                144,321             121,131
     Professional fees                                                 84,257              63,524
     Franchise tax                                                     90,272              82,984
     Other expenses                                                   329,751             240,433
                                                                  -----------          ----------
               Total other expense                                  1,275,607           1,053,877
                                                                  -----------          ----------

INCOME BEFORE INCOME TAXES                                            994,161           1,039,288
     Income taxes                                                     243,469             245,755
                                                                  -----------          ----------

NET INCOME                                                        $   750,692          $  793,533
                                                                  ===========          ==========

Earnings per share                                                $      1.06          $     1.20
                                                                  ===========          ==========

Average shares outstanding                                        $   705,331          $  661,900
                                                                  ===========          ==========

See accompanying notes to the unaudited consolidated financial statements.

                                                  Killbuck Bancshares, Inc. and Subsidiary
                               CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                                          SIX MONTHS ENDED JUNE 30, 1999
                                                                   Accumulated
                                                                      Other                           Total
                                    Common         Retained       Comprehensive    Treasury        Shareholders      Comprehensive
                                    Stock          Earnings       Income (Loss)      Stock            Equity               Income
                                 ----------       -----------    ---------------   --------        -------------     ---------------

Balance, December 31, 1998       $8,846,670       $19,215,493       $  8,536       $(633,488)       $27,437,211
     Net income                                     1,480,405                                         1,480,405         $1,480,405
     Other comprehensive income:
          Net unrealized loss on                                    (394,089)                          (394,089)          (394,089)
                                                                                                                        ----------
          securities
     Comprehensive icome                                                                                                $1,086,316
                                                                                                                        ==========
     Dividends paid                                  (423,199)                                         (423,199)
                                 ----------       -----------      ---------       ---------        -----------

Balance, June 30, 1999           $8,846,670       $20,272,699      $(385,553)      $(633,488)       $28,100,328
                                 ==========       ===========      =========       =========        ===========


See accompanying notes to the unaudited consolidated financial statements.

                                        Killbuck Bancshares, Inc. and Subsidiary
                                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                 1999               1998
                                                                           -------------      --------------
Operating Activities
     Net income                                                            $   1,480,405      $  1,509,830
     Adjustments to reconcile net income to net cash provided by
      Operating activities:
          Provision for loan losses                                              120,000            90,000
          Depreciation, amortization and accretion, net                          193,196           142,995
          Gain on sale of loans held for sale                                    (30,938)          (18,975)
          Origination of loans held for sale                                  (2,899,650)       (2,005,249)
          Proceeds from the sale of loans held for sale                        3,164,338         2,024,224
          Federal Home Loan Bank stock dividend                                  (29,400)          (28,400)
          Increase in accrued interest and other assets                          (84,399)         (123,169)
          Decrease in accrued expenses and other liabilities                    (165,327)         (111,934)
                                                                           -------------      ------------
               Net cash provided by operating activities                       1,748,225         1,479,322
                                                                           -------------      ------------

INVESTING ACTIVITIES
     Investment securities available for sale:
          Proceeds from maturities and repayments                             10,499,688        10,625,657
          Purchases                                                           (9,988,175)       (9,479,160)
     Investment securities held to maturity:
          Proceeds from maturities and repayments                                442,974           799,585
          Purchases                                                           (5,206,311)       (2,027,548)
     Net increase in loans                                                    (2,647,019)       (4,590,059)
     Purchase of premises and equipment                                         (272,947)         (131,025)
                                                                           -------------      ------------
               Net cash used in investing activities                          (7,171,790)       (4,802,550)
                                                                           -------------      ------------

FINANCING ACTIVITIES
     Net decrease in demand, money market, and savings deposits               (2,900,797)       (3,459,310)
     Increase in time deposits                                                 2,350,762         7,166,124
     Proceeds from Federal Home Loan Bank advances                                     -         1,500,000
     Repayment of Federal Home Loan Bank advances                               (798,718)         (511,770)
     Net decrease in short term borrowings                                      (215,000)         (125,000)
     Dividends paid                                                             (423,199)         (330,950)
                                                                           -------------      ------------
               Net cash (used in) provided by financing activities            (1,986,952)        4,239,094
                                                                           -------------      ------------
Net (decrease) increase in cash and cash equivalents                          (7,410,517)          915,866

Cash and cash equivalents at beginning of period                              22,172,224        14,600,777
                                                                           -------------      ------------
Cash and cash equivalents at end of period                                   $14,761,707       $15,516,643
                                                                           =============      ============

Supplemental Disclosures of Cash Flows Information
     Cash paid during the period for:
          Interest on deposits and borrowings                                $ 4,076,413       $ 3,775,016
                                                                           =============      ============
          Income taxes                                                       $   440,000       $   500,000
                                                                           =============      ============

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

These statements should be read in conjunction with the consolidated statements of and for the year ended December 31, 1998 and related notes which are included on the Form 10-K (file no. 000-24147)

NOTE 2 - EARNINGS PER SHARE

The Company currently maintains a simple capital structure; therefore, there are no dilutive effects on earnings per share. As such, earnings per share are calculated using the weighted number of shares for the period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

                                 Financial Condition

Total assets at June 30, 1999 were approximately $230,928,000 compared to approximately $231,994,000 at December 31, 1998.

Cash and cash equivalents decreased by approximately $7,411,000 or 33.4% from December 31, 1998, to June 30, 1999, with liquid funds held in the form of federal funds sold decreasing $6,600,000. These funds were used to help fund loan growth and the purchases of securities held to maturity.

Investment securities available for sale decreased by approximately $1,086,000 or 2.8% from December 31, 1998, as a result of maturities in excess of purchases of available for sale securities. Investments held to maturity increased approximately $4,732,000 or 17.2%. Management increases the held to maturity investments, which are municipal securities, due to favorable tax equivalent rates for this type of investment during the first six months of 1999.

The loan portfolio increased by approximately $2,386,000 or 1.7% from December 31, 1998, to June 30, 1999. An increase of approximately $4,444,000 occurred in the commercial loan category while real estate loan balances decreased approximately $1,385,000 and consumer loan balances decreased approximately $673,000. Management attributes the growth in commercial lending to favorable local economic conditions and a decline in real estate loans to the Bank selling their fixed rate loans in the secondary market.

Total deposits at June 30, 1999 were approximately $191,529,000 compared to $192,079,000 at December 31, 1998. Noninterest bearing accounts decreased approximately $1,303,000; interest bearing demand and money market accounts decreased approximately $1,893,000 and time deposit accounts increased approximately $2,351,000. Management attributes these changes to normal activity within the deposit accounts.

Shareholders' Equity increased by approximately $663,000 or 2.4%, which was mainly due to net earnings of approximately $1,480,000 for the first six months of 1999, offset by a $394,000 unrealized loss on securities included in other comprehensive income and the payment of approximately $423,000 in dividends. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At June 30, 1999, the total capital ratio was 19.78%; the Tier I capital ratio was 18.53%, and the leverage ratio was 11.54%, compared to regulatory capital requirements of 8%, 4% and 4% respectively. These ratios are well in excess of regulatory capital requirements.

Construction began on a new branch office in Sugarcreek, Ohio in July, 1999 with completion anticipated in late 1999 or early 2000.

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

BANK'S OWN COMPUTERS AND SOFTWARE

The Bank has spent approximately $23,000 to upgrade its computer system and software during the first six months of 1999. The Bank does not expect to have material costs to address this risk through the rest of 1999. The Bank believes that they are year 2000 compliant in this risk area. However, there is no assurance that the year 2000 issue could not have a material impact on the operations of the Bank.

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

CONTINGENCY PLAN

The Bank has continually monitored its year 2000 situation by thoroughly assessing its systems and programs. Although the Bank anticipates its systems and programs to be year 2000 compliant, a contingency plan has been developed as of June 30, 1999.

                                RESULTS OF OPERATIONS

            Comparison of the Six Months Ended June 30, 1999 and 1998
            ---------------------------------------------------------

Total interest income of approximately $8,370,000 for the six month period ended June 30, 1999, compares to approximately $7,793,000 for the same period in 1998, an increase of $577,000 or 7.4%. The majority of the overall increase in total interest income is attributed to an increase in interest and fees on loans of approximately $319,000 or 55.3% of the overall increase. The increase in interest and fees on loans is due primarily to increased volume in the loan portfolio due to the loans acquired in the merger of the Commercial and Savings Bank of Danville, Ohio with and into Killbuck Bancshares, Inc. in November, 1998. Average loan balances were approximately $139,846,000 for the first six months of 1999 compared to $125,338,000 for the first six months of 1998. The increase in federal funds sold interest of approximately $71,000 and interest on investment securities of $187,000 is due mainly to increased average balances outstanding for 1999 compared to 1998.

Total interest expense of approximately $4,090,000 for the six month period ending June 30, 1999, represents an increase of $310,000 from the approximately $3,780,000 reported for the same six month period in 1998. The increase in interest expense on deposits of approximately $334,000 is due mainly to increases in volume due to the deposits acquired in the merger. Average interest bearing deposits were approximately $166,769,000 for the first six months of 1999 compared to $145,020,000 for the first six months of 1998.

Net interest income of approximately $4,280,000 for the six months ended June 30, 1999, compares to approximately $4,012,000 for the same six month period in 1998, an increase of $268,000 or 6.7%.

Total other income for the six month period ended June 30, 1999, of approximately $324,000 compares to approximately $274,000 for the same six month period in 1998, an increase of $50,000 or 18.3%. The service fee income on deposits increased approximately $34,000 due to an increase in the accounts being serviced due to the merger. Gains on sale of loans increased approximately $12,000 due to the Bank's increased involvement in offering fixed rate loans for sale in the secondary market.

Total other expense of approximately $2,530,000 for the six months ended June 30, 1999, compares to approximately $2,203,000 for the same six month period in 1998. This represents an increase of $327,000 or 14.8%. Salary and employee benefits increased only approximately $47,000 due to an unexpected refund of approximately $33,000 for employee hospitalization benefits. The increase in other expenses of approximately $193,000 was due in part to the merger which caused an increase in data processing of approximately $23,000, advertising and promotion of approximately $17,000, stationery and postage of approximately $15,000, correspondent bank charges of approximately $11,000 and goodwill amortization of approximately $55,000. Increases in other expenses were brought about by those items that are generally thought to be normal and recurring in nature.

Net income for the six month period ended June 30, 1999, was approximately $1,480,000, a decrease of $30,000 or 2.0% from the approximately $1,510,000 reported at June 30, 1998.

                                   RESULTS OF OPERATIONS

               Comparison of the Three Months Ended June 30, 1999 and 1998
               -----------------------------------------------------------
Total interest income of approximately $4,215,000 for the three month period ended June 30, 1999, compares to approximately $3,926,000 for the same period in 1998, an increase of $289,000 or 7.4%. The majority of the overall increase in total interest income is attributed to an increase in interest and fees on loans of approximately $151,000 or 52.2% of the overall increase. The increase in interest and fees on loans is due primarily to increased volume in the loan portfolio due to the loans acquired in the merger of the Commercial and Savings Bank of Danville, Ohio with and into Killbuck Bancshares, Inc. in November, 1998. Average loan balances were approximately $141,471,000 for this three months of 1999 compared to $126,663,000 for the same three months of 1998. The increase in federal funds sold interest of approximately $63,000 and interest on investment securities of $75,000 is due mainly to increased average balances outstanding for 1999 compared to 1998.

Total interest expense of approximately $2,055,000 for this three month period ending June 30, 1999, represents an increase of $129,000 from the approximately $1,926,000 reported for the same three month period in 1998.
The increase in interest expense on deposits of approximately $144,000 is due mainly to increases in volume due to the deposits acquired in the merger. Average interest bearing deposits were approximately $169,216,000 for this three month period of 1999 compared to $146,282,000 for the same three months of 1998.

Net interest income of approximately $2,160,000 for the three months ended June 30, 1999, compares to approximately $2,001,000 for the same three month period in 1998, an increase of $159,000 or 7.9%.

Total other income for the three month period ended June 30, 1999, of approximately $169,000 compares to approximately $137,000 for the same three month period in 1998, an increase of $32,000 or 23.4%. The service fee income on deposits increased approximately $17,000 due mostly to an increase in the accounts being serviced due to the merger. Gains on sale of loans increased approximately $3,000 due to the Bank's increased involvement in offering fixed rate loans for sale in the secondary market. Other income increased approximately $12,000, due mainly to an increase in the alternative investment income account of approximately $9,100 caused by increased activity in this area.

Total other expense of approximately $1,276,000 for the three months ended June 30, 1999, compares to approximately $1,054,000 for the same three month period in 1998. This represents an increase of $222,000 or 21.1%. Salary and employee benefits expense increased approximately $81,000 in part to new employees due to the merger in 1998 and normal recurring employee cost increases for salary, staff additions and benefits. The increase in other expenses of approximately $89,000 was due in part to the merger which caused an increase in data processing of approximately $4,700, advertising and promotion of approximately $7,500, stationery and postage of approximately $4,700, and goodwill amortization of approximately $28,000. Increases in other expenses were brought about by those items that are generally thought to be normal and recurring in nature.

Net income for the three month period ended June 30, 1999, was approximately $751,000, a decrease of $43,000 or 5.4% from the approximately $794,000 reported at June 30, 1998.

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

Cash and amounts due from depository institutions and federal funds sold totaled approximately $14,762,000 at June 30, 1999. These assets provide the primary source of liquidity for the Bank. In addition, management has designated a substantial portion of the investment portfolio, approximately $38,143,000 as available for sale and has an available unused line of credit of approximately $9,835,514 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at June 30, 1999.

Cash was provided during the six month period ended June 30, 1999, mainly from proceeds from the maturity and repayment of investment securities of approximately $10.9 million and $1.7 million from operating activities. Cash was used during the six month period ended June 30, 1999, mainly for the purchase of investment securities of approximately $15.2 million and to fund a net increase in loans of $2.6 million. In addition, approximately $1.4 million was also used to reduce Federal Home Loan Bank advances, short term borrowings, and pay dividends during the first six months of 1999. Cash and cash equivalents totaled $14.8 million at June 30, 1999, a decrease of $7.4 million from $22.2 million at December 31,1998.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

                                   Risk Elements
                                   -------------

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at June 30, 1999, and December 31, 1998. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans in which the terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.
                                                  June 30,     December 31,
                                                    1999           1998
                                                 ---------    -------------
                                                   (dollars in thousands)

Loans on nonaccrual basis                           $147           $21
Loans past due 90 days or more                       184           155
Renegotiated loans                                     -             -
                                                    ----          ----
               Total nonperforming loans             331           176

Other real estate                                     73            73
Repossessed assets                                     -             -
                                                    ----          ----
               Total nonperforming assets           $404          $249
                                                    ====          ====

Nonperforming loans as a percent of total loans      .24%          .13%
                                                    ====          ====

Nonperforming loans as a percent of total assets     .14%          .08%
                                                    ====          ====

Nonperforming assets as a percent of total assets    .17%          .11%
                                                    ====          ====

Management monitors impaired loans on a continual basis. As of June 1999, impaired loans had no material effect on the company's financial position or results from operations.

The allowance for loan losses at June 30, 1999, totaled approximately $1,944,000 or 1.4% of total loans as compared to approximately $1,851,000 or 1.3% at December 31, 1998. Provisions for loan losses were $120,000 for the six months ended June 30, 1999 and $90,000 at June 30, 1998.

The level of funding for the provision is a reflection of the overall increase in loans and is not an indication of any decline in the quality of the loan portfolio. Nonperforming loans consist of approximately $67,000 in one to four family residential mortgages, $123,000 in commercial real estate, $117,000 in commercial loans and $24,000 in consumer loans. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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

         None

Item 2 - Changes in the rights of the Company's security holders

         None

Item 3 - Defaults by the Company on its senior securities

         None

Item 4 - Results of votes of security holders

         The following represents the results of matters submitted to a vote of the shareholders at the annual meeting held on April 12, 1999:

         Affixing the number of directors at ten for 1999:

              For        558,499
              Abstain     11,256
              Against    135,576

         Election of Directors:

         The following directors were elected with terms to expire April 2002:

                                 For      Abstain      Absent
                                 ---      -------      ------

         John W. Baker         558,499     11,256     135,576
         Richard L. Fowler     558,499     11,256     135,576
         Kenneth E. Taylor     558,499     11,256     135,576

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

Killbuck Bancshares, Inc.


Date:  ---------------                   By:/s/Luther E. Proper

                                         ------------------------------
                                         Luther E. Proper
                                         President and Chief Executive Officer


Date:  ---------------                   By:/s/Jon D. Boley

                                         ------------------------------
                                         Principal Financial Officer