Form 10-Q
period 1999-09-30
KILLBUCK BANCSHARES INC
filed 1999-11-12
CIK 1060455

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                             FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                For Quarter Ended September 30, 1999

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
                 Yes  x                      No
                     ---                       ---

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date:

          Class:  Common Stock, no par value
          Outstanding at October 26, 1999:  705,331

                     KILLBUCK BANCSHARES, INC.

                             Index


                                                             Page Number
                                                             -----------

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheet (unaudited) as of
            September 30, 1999 and December 31, 1998                   3

          Consolidated Statement of Income (unaudited)
            For the nine months ended September 30, 1999 and 1998      4

          Consolidated Statement of Income (unaudited)
            For the three months ended September 30, 1999 and 1998     5

          Consolidated Statement of Changes in Shareholders'
               Equity (unaudited)
            For the nine months ended September 30, 1999               6

          Consolidated Statement of Cash Flows (unaudited)
            For the nine months ended September 30, 1999 and 1998      7

          Notes to Unaudited Consolidated Financial Statements         8

Item 2.   Management's Discussion and Analysis                        9-16

PART II. OTHER INFORMATION
--------------------------

     Item 1.   Legal Proceedings                                       17

     Item 2.   Changes in Securities                                   17

     Item 3.   Default Upon Senior Securities                          17

     Item 4.   Submissions of Matters to a Vote of Security Holders    17

     Item 5.   Other Information                                       17

     Item 6.   Exhibits and Reports on Form 8-K                        17

SIGNATURES                                                             18
----------

                        Killbuck Bancshares, Inc.
                  CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                              September 30,   December 31,
                                                   1999            1998
                                              ------------    ------------
ASSETS
   Cash and cash equivalents:
     Cash and amounts due from
       depository institutions                $  8,669,587    $  6,972,224
     Federal funds sold                          9,700,000      15,200,000
                                              ------------    ------------
       Total cash and cash equivalents          18,369,587      22,172,224
                                              ------------    ------------

   Investment securities:
     Securities available for sale              39,997,904      39,228,084
     Securities held to maturity (market
       value of $33,250,567 and $28,341,531)    33,683,013      27,549,053
                                              ------------    ------------
       Total investment securities              73,680,917      66,777,137
                                              ------------    ------------

   Loans (net of allowance for loan losses
     of $1,948,782 and $1,851,175)             136,718,572     135,644,314
   Loans held for sale                                   -         233,750
   Premises and equipment, net                   3,582,801       3,368,645
   Accrued interest                              2,030,380       1,629,508
   Other assets                                  2,242,772       2,168,315
                                              ------------    ------------
       Total assets                           $236,625,029    $231,993,893
                                              ============    ============

LIABILITIES
   Deposits:
     Noninterest bearing demand               $ 27,606,639    $ 26,150,636
     Interest bearing demand                    26,105,712      25,576,971
     Money market                               10,371,766      12,182,491
     Savings                                    27,484,512      25,707,998
     Time                                      104,698,015     102,460,585
                                              ------------    ------------
       Total deposits                          196,266,644     192,078,681
   Short term borrowings                         3,520,001       3,335,000
   Federal Home Loan Bank advances               7,575,587       8,587,302
   Accrued interest and other liabilities          398,571         555,699
                                              ------------    ------------
       Total liabilities                       207,760,803     204,556,682
                                              ------------    ------------

SHAREHOLDERS' EQUITY
   Common stock   no par value:
      1,000,000 shares authorized,
      718,431 issued                             8,846,670       8,846,670
   Retained earnings                            21,011,226      19,215,493
   Accumulated other comprehensive
      income (loss)                               (360,182)          8,536
   Treasury stock, at cost (13,100 shares)        (633,488)       (633,488)
                                              ------------    ------------
       Total shareholders' equity               28,864,226      27,437,211
                                              ------------    ------------

       Total liabilities and shareholders'
          equity                              $236,625,029    $231,993,893
                                              ============    ============


See accompanying notes to the unaudited consolidated financial statements.

                        Killbuck Bancshares, Inc.
                CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                   Nine Months Ended
                                                     September 30,
                                                 1999            1998
                                             -----------     -----------

INTEREST INCOME
   Interest and fees on loans                $ 9,458,423     $ 8,977,587
   Federal funds sold                            409,967         422,829
   Investment securities:
     Taxable                                   1,703,850       1,573,004
     Tax exempt                                1,055,058         893,626
                                             -----------     -----------
        Total interest income                 12,627,298      11,867,046
                                             -----------     -----------

INTEREST EXPENSE
   Deposits                                    5,646,256       5,285,987
   Federal Home Loan Bank advances               409,555         461,705
   Short term borrowings                          54,576          60,017
                                             -----------     -----------
     Total interest expense                    6,110,387       5,807,709
                                             -----------     -----------

NET INTEREST INCOME                            6,516,911       6,059,337

Provision for loan losses                        180,000         135,000
                                             -----------     -----------

NET INTEREST INCOME AFTER PROVISION FOR
 LOAN LOSSES                                   6,336,911       5,924,337
                                             -----------     -----------

OTHER INCOME
   Service charges on deposit accounts           355,352         299,971
   Gain on sale of loans                          36,870          25,786
   Other income                                   87,105          80,428
                                             -----------     -----------
        Total other income                       479,327         406,185
                                             -----------     -----------

OTHER EXPENSE
   Salaries and employee benefits              1,899,644       1,703,361
   Occupancy expense                             131,744         137,109
   Equipment expense                             421,725         348,796
   Professional fees                             213,357         153,131
   Franchise tax                                 268,874         249,123
   Other expenses                                968,503         744,042
                                             -----------     -----------
        Total other expense                    3,903,847       3,335,562
                                             -----------     -----------

INCOME BEFORE INCOME TAXES                     2,912,391       2,994,960
   Income taxes                                  693,459         737,622
                                             -----------     -----------

NET INCOME                                   $ 2,218,932     $ 2,257,338
                                             ===========     ===========

Earnings per share                           $      3.15     $      3.41
                                             ===========     ===========

Average shares outstanding                       705,331         661,900
                                             ===========     ===========






See accompanying notes to the unaudited consolidated financial statements.

                      Killbuck Bancshares, Inc.
               CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                    Three Months Ended
                                                       September 30,
                                                   1999          1998
                                               -----------     ----------

INTEREST INCOME
   Interest and fees on loans                  $ 3,160,547     $2,999,104
   Federal funds sold                              128,063        211,881
   Investment securities:
      Taxable                                      595,528        553,211
      Tax exempt                                   373,166        309,915
                                               -----------     ----------
         Total interest income                   4,257,304      4,074,111
                                               -----------     ----------

INTEREST EXPENSE
   Deposits                                      1,871,096      1,845,022
   Federal Home Loan Bank advances                 129,795        162,785
   Short term borrowings                            19,176         19,448
                                               -----------     ----------
         Total interest expense                  2,020,067      2,027,255
                                               -----------     ----------

NET INTEREST INCOME                              2,237,237      2,046,856

Provision for loan losses                           60,000         45,000
                                               -----------     ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
 LOSSES                                          2,177,237      2,001,856
                                               -----------     ----------

OTHER INCOME
   Service charges on deposit accounts             121,556         99,890
   Gain on sale of loans                             5,933          6,811
   Other income                                     28,276         25,904
                                               -----------     ----------
         Total other income                        155,765        132,605
                                               -----------     ----------

OTHER EXPENSE
   Salaries and employee benefits                  723,584        574,615
   Occupancy expense                                47,663         51,864
   Equipment expense                               137,833        116,369
   Professional fees                                55,122         21,197
   Franchise tax                                    92,114         83,155
   Other expenses                                  317,227        285,290
                                               -----------     ----------
         Total other expense                     1,373,543      1,132,490
                                               -----------     ----------

INCOME BEFORE INCOME TAXES                         959,459      1,001,971
   Income taxes                                    220,932        254,463
                                               -----------     ----------

NET INCOME                                     $   738,527     $  747,508
                                               ===========    ===========

Earnings per share                             $      1.05     $     1.13
                                               ===========    ===========

Average shares outstanding                         705,331        661,900
                                               ===========    ===========






See accompanying notes to the unaudited consolidated financial statements.

                                   Killbuck Bancshares, Inc.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                               NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                       Accumulated
                                                          Other                    Total
                              Common       Retained   Comprehensive  Treasury   Shareholders' Comprehensive
                               Stock       Earnings   Income (Loss)   Stock        Equity       Income
                             ----------   -----------   ---------   ---------    -----------   ----------
Balance, December 31, 1998   $8,846,670   $19,215,493   $   8,536   $(633,488)   $27,437,211
  Net income                                2,218,932                              2,218,932    $2,218,932
  Other comprehensive income:
    Net unrealized loss on
       securities                                        (368,718)                  (368,718)     (368,718)
                                                                                                ----------
  Comprehensive income                                                                          $1,850,214
                                                                                                ==========
  Dividends paid                             (423,199)                              (423,199)
                             ----------   -----------   ---------   ---------    -----------

Balance, September 30, 1999  $8,846,670   $21,011,226   $(360,182)  $(633,488)   $28,864,226
                             ==========   ===========   =========   =========    ===========






See accompanying notes to the unaudited consolidated financial statements.

                       Killbuck Bancshares, Inc.
           CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                       Nine Months Ended
                                                        September 30,
                                                      1999         1998
                                                 ------------  -----------
Operating Activities
  Net income                                     $  2,218,932  $ 2,257,338
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Provision for loan losses                        180,000      135,000
     Depreciation, amortization and accretion, net    287,594      210,457
     Gain on sale of loans                            (36,870)     (25,786)
     Origination of loans held for sale            (3,422,150)  (2,822,349)
     Proceeds from the sale of loans                3,692,771    2,848,135
     Loss on sale of real estate                        9,104            -
     Federal Home Loan Bank stock dividend            (44,400)     (43,000)
     Increase in accrued interest and other assets   (329,047)    (230,968)
     (Decrease) increase in accrued expenses and
        other liabilities                            (157,129)      34,567
                                                 ------------  -----------
        Net cash provided by operating activities   2,398,805    2,363,394
                                                 ------------  -----------

INVESTING ACTIVITIES
  Investment securities available for sale:
     Proceeds from maturities and repayments       12,272,655   19,569,418
     Purchases                                    (13,593,307) (17,479,051)
  Investment securities held to maturity:
     Proceeds from maturities and repayments          555,450    1,159,585
     Purchases                                     (6,742,769)  (4,450,837)
  Net increase in loans                            (1,254,258)  (2,260,589)
  Purchase of premises and equipment                 (450,597)   (337,563)
  Decrease in other real estate owned                  73,334           -
                                                 ------------  -----------
        Net cash used in investing activities      (9,139,492)  (3,799,037)
                                                 ------------  -----------

FINANCING ACTIVITIES
  Net increase (decrease)in demand,
   money market and savings deposits                1,950,533     (839,051)
  Increase in time deposits                         2,237,430   12,129,625
  Proceeds from Federal Home Loan Bank advances             -    1,500,000
  Repayment of Federal Home Loan Bank advances     (1,011,715)    (667,674)
  Net increase in short term borrowings               185,001      210,002
  Dividends paid                                     (423,199)    (330,950)
                                                 ------------  -----------
        Net cash provided by financing activities   2,938,050   12,001,952
                                                 ------------  -----------

Net (decrease) increase in cash and cash
   equivalents                                     (3,802,637)  10,566,309
Cash and cash equivalents at beginning
   of period                                       22,172,224   14,600,777
                                                 ------------  -----------
Cash and cash equivalents at end of period       $ 18,369,587  $25,167,086
                                                 ============ ============

Supplemental Disclosures of Cash Flows Information
  Cash paid during the period for:

     Interest on deposits and borrowings         $  6,114,723  $ 5,811,554
                                                 ============ ============
     Income taxes                                $    710,417  $   755,913
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

                 MANAGEMENT'S DISCUSSION AND ANALYSIS

          COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999
          -------------------------------------------------------
                        AND DECEMBER 31, 1998
                        ---------------------

Total assets at September 30, 1999 were approximately
$236,625,000 compared to approximately $231,994,000 at December
31, 1998.

Cash and cash equivalents decreased by approximately $3,803,000 or 17.2% from December 31, 1998, to September 30, 1999, with liquid funds held in the form of federal funds sold decreasing $5,500,000 and cash and amounts due from depository institutions increasing approximately $1,697,000. These funds were used to help fund loan growth and the purchases of securities held to maturity.

Investment securities available for sale increased by approximately $770,000 or 2.0% from December 31, 1998, as a result of purchases in excess of maturities of available for sale securities. Investments held to maturity increased approximately $6,134,000 or 22.3%. Management increased the held to maturity investments, which are municipal securities, due to favorable tax equivalent rates for this type of investment during the first nine months of 1999.

The loan portfolio increased by approximately $938,000 or .7% from December 31, 1998, to September 30, 1999. An increase of approximately $1,360,000 occurred in the commercial loan category while real estate and consumer loan balances decreased approximately $149,000 and $273,000 respectively. Management attributes the increase in commercial lending to the local economic conditions and the decline in real estate loans to the Bank selling their new fixed rate loans in the secondary market along with normal repayments.

Total deposits at September 30, 1999 were approximately $196,267,000 compared to $192,079,000 at December 31, 1998, an increase of $4,188,000 or 2.2%. Noninterest bearing accounts increased approximately $1,456,000, interest bearing demand and money market accounts decreased approximately $1,282,000, savings accounts increased approximately $1,777,000, and time deposit accounts increased approximately $2,237,000. Management attributes these changes to normal activity within the deposit accounts.

Shareholders' Equity increased by approximately $1,427,000 or 5.2%, which was mainly due to net earnings of approximately $2,219,000 for the first nine months of 1999, offset by a $369,000 unrealized loss on securities included in other comprehensive income and the payment of approximately $423,000 in dividends. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At September 30, 1999, the total capital ratio was 20.15%; the Tier I capital ratio was 18.95%, and the leverage ratio was 11.85%, compared to regulatory capital requirements of 8%, 4% and 4% respectively. These ratios are well in excess of regulatory capital requirements.

Construction began on a new branch office in Sugarcreek, Ohio in July, 1999 with completion anticipated in late 1999 or early
2000. The total cost of the new branch is estimated at approximately $840,000.

                  RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
---------------------------------------------------------------

Total interest income of approximately $12,627,000 for the nine month period ended September 30, 1999, compares to approximately $11,867,000 for the same period in 1998, an increase of $760,000 or 6.4%. The majority of the overall increase in total interest income is attributed to an increase in interest and fees on loans of approximately $481,000 or 63.3% of the overall increase. The increase in interest and fees on loans is due primarily to increased volume in the loan portfolio due to the loans acquired in the merger of the Commercial and Savings Bank of Danville, Ohio with and into Killbuck Bancshares, Inc. in November, 1998. Average loan balances were approximately $139,747,000 for the first nine months of 1999 compared to $125,158,000 for the first nine months of 1998. The increase caused by volume was offset by a decline in the yield on loans. The annualized yield on loans was 9.02% for the nine month period ended September 30, 1999 and 9.56% for the comparable 1998 period. The decrease in the yield for the nine month period ended September 30, 1999 is attributable to an overall decline in lending rates. The increase in interest on investment securities of $292,000 is due mainly to increased average balances outstanding for 1999 compared to 1998.

Total interest expense of approximately $6,110,000 for the nine month period ending September 30, 1999, represents an increase of $302,000 from the approximately $5,808,000 reported for the same nine month period in 1998. The increase in interest expense on deposits of approximately $360,000 is due mainly to increases in volume due to the deposits acquired in the merger. Average interest bearing deposit balances were approximately $167,575,000 for the first nine months of 1999 compared to $147,279,000 for the first nine months of 1998. The increase caused by volume was offset by a decrease in the cost of deposits. The annualized cost of deposits was 4.49% and 4.79% for the nine month periods ended September 30, 1999 and 1998 respectively. The decrease in the cost of deposits for the nine month period ended September 30, 1999 is attributable mainly to an increase in the percent of the overall interest bearing deposits in NOW and savings accounts. The NOW and savings accounts comprised 26.9% and 31.0% of the total interest bearing deposits for the nine months ended September 30, 1999 and 1998 respectively. A decrease of approximately $52,000 for interest expense incurred on Federal Home Loan Bank advances, due to the average outstanding balance of Federal Home Loan Bank advances decreasing approximately $1,532,000 for the nine months ended September 30, 1999 compared to 1998.

Net interest income of approximately $6,517,000 for the nine months ended September 30, 1999, compares to approximately
$6,059,000 for the same nine month period in 1998, an increase of $458,000 or 7.6%.

Total other income for the nine month period ended September 30, 1999, of approximately $479,000 compares to approximately $406,000 for the same nine month period in 1998, an increase of $73,000 or 18.0%. The service charge income on deposits increased approximately $55,000 due to an increase in the accounts being serviced due to the merger. Gains on sale of loans increased approximately $11,000 due to the Bank's increased involvement in offering fixed rate loans for sale in the secondary market.

Total other expense of approximately $3,904,000 for the nine months ended September 30, 1999, compares to approximately $3,336,000 for the same nine month period in 1998. This represents an increase of $568,000 or 17.0%. Salary and employee benefits increased approximately $196,000 or 11.5%. The increase in salary and employee benefits is attributable to an increase in staff due to the merger and normal wage and benefit increases. The increase in other expenses of approximately $225,000 was due in part to the merger, which caused an increase in various expense accounts such as data processing, advertising and promotion, stationery and postage, correspondent bank charges and goodwill amortization. Goodwill amortization expense accounted for approximately $83,000 or 36.9% of the increase in other expenses. Increases in other expenses were brought about by those items that are generally thought to be normal and recurring in nature.

Net income for the nine month period ended September 30, 1999, was approximately $2,219,000, a decrease of $38,000 or 1.7% from the approximately $2,257,00 reported at September 30, 1998.

Comparison of the Three Months Ended September 30, 1999 and 1998
----------------------------------------------------------------

Total interest income of approximately $4,257,000 for the three month period ended September 30, 1999, compares to approximately $4,074,000 for the same period in 1998, an increase of $183,000 or 4.5%. The majority of the overall increase in total interest income is attributed to an increase in interest and fees on loans of approximately $161,000 or 88.0% of the overall increase. The increase in interest and fees on loans is due primarily to increased volume in the loan portfolio due to the loans acquired in the merger of the Commercial and Savings Bank of Danville, Ohio with and into Killbuck Bancshares, Inc. in November, 1998. Average loan balances were approximately $139,547,000 for this three months of 1999 compared to $124,798,000 for the same three months of 1998. The annualized yield on loans was 9.06% and 9.61% for the three month periods ended September 30, 1999 and 1998 respectively. The decrease in federal funds sold interest of approximately $84,000 was due to a decrease in the average outstanding balances for 1999 compared to 1998. The increase in interest on investment securities of $106,000 is due mainly to increased average balances outstanding for 1999 compared to 1998.

Total interest expense of approximately $2,020,000 for this three month period ending September 30, 1999, represents a decrease of $7,000 from the approximately $2,027,000 reported for the same three month period in 1998. The increase in interest expense on deposits of approximately $26,000 is due mainly to increases in volume due to the deposits acquired in the merger. Average interest bearing deposit balances were approximately $169,186,000 for this three month period of 1999 compared to $152,067,000 for the same three months of 1998. The annualized cost on deposits was 4.42% and 4.85% for the three month periods ended September 30, 1999 and 1998 respectively. This increase was offset by a decrease in interest expense of approximately $33,000 for Federal Home Loan Bank advances. The average outstanding balance of Federal Home Loan Bank advances decreased approximately $1,985,000 for the third quarter for 1999 compared to 1998.

Net interest income of approximately $2,237,000 for the three months ended September 30, 1999, compares to approximately
$2,047,000 for the same three month period in 1998, an increase of $190,000 or 9.3%.

Total other income for the three month period ended September 30, 1999, of approximately $156,000 compares to approximately
$133,000 for the same three month period in 1998, an increase of $23,000 or 17.3%. The service charge income on deposits increased approximately $22,000, caused mostly to an increase in the accounts being serviced due to the merger.

Total other expense of approximately $1,374,000 for the three months ended September 30, 1999, compares to approximately $1,132,000 for the same three month period in 1998. This represents an increase of $242,000 or 21.4%. Salary and employee benefits expense increased approximately $149,000 in part to new employees due to the merger in 1998 and normal recurring employee cost increases for salary, staff additions and benefits. The increase in other expenses of approximately $32,000 was due in part to the merger which caused an increase in various expense accounts, with goodwill amortization expense of approximately $28,000 accounting for the majority of the increase in other expense. Increases in other expenses were brought about by those items that are generally thought to be normal and recurring in nature.

Net income for the three month period ended September 30, 1999, was approximately $739,000, a decrease of $9,000 or 1.2% from the approximately $748,000 reported for the three month period ended
September 30, 1998.

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

Cash and amounts due from depository institutions and federal funds sold totaled approximately $18,370,000 at September 30, 1999. These assets provide the primary source of liquidity for the Bank. In addition, management has designated a substantial portion of the investment portfolio, approximately $39,998,000 as available for sale and has an available unused line of credit of approximately $10,400,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at September 30, 1999.

Cash was provided during the nine month period ended September 30 1999, mainly from proceeds from the maturity and repayment of investment securities of approximately $12.8 million, an increase in deposits of approximately $4.2 million and $2.4 million from operating activities. Cash was used during the nine month period ended September 30, 1999, mainly for the purchase of investment securities of approximately $20.3 million and to fund a net increase in loans of $1.3 million. In addition, approximately $1.6 million was also used to reduce Federal Home Loan Bank advances, short term borrowings, purchase of premises and equipment and pay dividends during the first nine months of 1999. Cash and cash equivalents totaled $18.4 million at September 30, 1999, a decrease of $3.8 million from $22.2 million at December 31,1998.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

The Company has adopted a cash reserves and liquidity plan for the final quarter of 1999. The Company has made arrangements to utilize the discount window through the Federal Reserve Bank of Cleveland. The Company, at this point, does not anticipate having to use the discount window and does not anticipate to have any material costs to address this area for the rest of 1999.

                       RISK ELEMENTS

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at September 30, 1999, and December 31, 1998. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans in which the terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

                                                 September 30, December 31,
                                                     1999          1998
                                                 ------------- ------------
                                                   (dollars in thousands)

Loans on nonaccrual basis                            $276         $ 21
Loans past due 90 days or more                        245          155
Renegotiated loans                                      -            -
                                                     ----         ----
         Total nonperforming loans                    521          176

Other real estate                                       -           73
Repossessed assets                                      -            -
                                                     ----         ----
         Total nonperforming assets                  $521         $249
                                                     ====         ====

Nonperforming loans as a percent of total loans       .38%         .13%
                                                     ====         ====

Nonperforming loans as a percent of total assets      .22%         .08%
                                                     ====         ====

Nonperforming assets as a percent of total assets     .22%         .11%
                                                     ====         ====

Management monitors impaired loans on a continual basis. As of September 1999, impaired loans had no material effect on the company's financial position or results from operations.

The allowance for loan losses at September 30, 1999, totaled approximately $1,949,000 or 1.4% of total loans as compared to approximately $1,851,000 or 1.3% at December 31, 1998. Provisions for loan losses were $180,000 and $135,000 for the nine months ended September 30, 1999 and 1998 respectively.

The level of funding for the provision is a reflection of the overall increase in loans and is not an indication of any decline in the quality of the loan portfolio. Nonperforming loans consist of approximately $276,000 in one to four family residential mortgages, $85,000 in commercial real estate, $100,000 in commercial loans and $60,000 in consumer loans. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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

                          YEAR 2000 EVALUATION

Rapid and accurate data processing is essential to the Bank's operations. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in prior years) are expected to read entries for the year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency and other data. The Bank has been evaluating both information technology (computer systems) and non-information technology systems (e.g. vault timers, electronic door lock and elevator controls). Based upon such evaluations, management has determined that the Bank has year 2000 risk in three areas: (1) Bank's own computers and software, (2) computers of others used by the Bank's borrowers, and (3) computers of others who provide the Bank with processing of certain services.

BANK'S OWN COMPUTERS AND SOFTWARE

The Bank has spent approximately $23,000 to upgrade its computer system and software during the first nine months of 1999. The Bank does not expect to have material costs to address this risk through the rest of 1999. The Bank believes that they are year 2000 compliant in this risk area. However, there is no assurance that the year 2000 issue could not have a material impact on the operations of the Bank.

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

CONTINGENCY PLAN

The Bank has continually monitored its year 2000 situation by thoroughly assessing its systems and programs. Although the Bank anticipates its systems and programs to be year 2000 compliant, a written contingency plan and business resumption plan has been completed, validated, and tested. In June of 1999, the Board of Directors approved such plan. The plan will be updated for any changes in the Company's mission critical applications. Plan updates and changes through the remainder of 1999 are subject to additional validation, testing and approval upon implementation.

While the Company's year 2000 plan was designed to significantly address the year 2000 problems, the occurrence of utility service companies being unable to provide the necessary service to operate the Company's data systems or provide sufficient sanitary conditions for its offices could negatively impact the Company.

Successful and timely completion of the year 2000 plan is based upon the Company's best estimates derived form various assumptions of future events which are inherently uncertain, including the progress and results of its testing plans, and all vendors, suppliers and customer readiness.

Despite the Company's best efforts to address the year 2000 problems, the vast number of external entities that have direct and indirect business relationships with the Company, such as, customers, vendors, payment system providers and other financial institutions, make it impossible to assure that a failure to achieve compliance by one or more of these entities would not have a material adverse impact on the Company's business or its consolidated financial statements.

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

                       Killbuck Bancshares, Inc.


Date:                       By:/s/Luther E. Proper
       --------------

                            ------------------------------
                            Luther E. Proper
                            President and
                            Chief Executive Officer

Date:                       By:/s/Jon D. Boley
       --------------

                            ------------------------------
                            Jon D. Boley
                            Principal Financial Officer