Form 10-K
period 1999-12-31
KILLBUCK BANCSHARES INC
filed 2000-03-29
CIK 1060455

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                                 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT of 1934 [FEE REQUIRED]

    For the Fiscal Year Ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from            to
                                   -----------   -----------

                  Commission File No.  000-24147
                     Killbuck Bancshares, Inc.
                  ------------------------------
       (Exact name of registrant as specified in its charter)

             Ohio                                   34-1700284
-------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification No.)

                        165 North Main Street
                         Killbuck, Ohio 44637
                (Address of principal executive offices)
                ----------------------------------------

Registrant's telephone number, including area code: (330) 276-2771
                                                   ---------------
Securities to be registered pursuant to Section 12(b) of the Act:  None

Securities to be registered pursuant to Section 12(g) of the Act:

Title of each class          Name of each exchange on which registered
-------------------          -----------------------------------------

Common Stock No Par Value                         None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of the voting stock held by nonaffiliates of the registrant, calculated by reference to the stock valuation done on Killbuck Bancshares, Inc. common stock as of December 31, 1999 was $54,129,446.00 (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

There were 705,240 shares of no par value common stock outstanding as of March 11, 2000.

DOCUMENTS INCORPORATED BY REFERENCE


1. Portions of the Annual Report to Shareholders for the Year ended December 31, 1999. (Part II, III and IV)

2. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 10, 2000 for the Year ended December 31, 1999. (Part
    III)

                                  FORM 10-K INDEX
                                  ---------------


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

ITEM 1  BUSINESS
----------------


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

The Bank provides a wide range of retail banking services to individuals and small to medium-sized businesses. These services include various deposit products, business and personal loans, credit cards, residential mortgage loans, home equity loans, and other consumer oriented financial services including IRA accounts, safe deposit and night depository facilities. The Bank also has automatic teller machines located at all locations providing 24 hour banking service to our customers. The Bank belongs to MAC, a national ATM network with thousands of locations nationwide. Neither the Company nor the Bank have any foreign operations, assets, investments or deposits.

The Company has one wholly-owned subsidiary, The Killbuck Savings Bank Company. The Bank has seven full service offices, with five in Holmes County, one in Knox County and one in Tuscarawas County. The new full service branch facility in Sugarcreek, Ohio in Tuscarawas County opened in February, 2000.
On November 21, 1998 the merger of Commercial and Savings Bank Company of Danville, Ohio with and into The Killbuck Savings Bank Company, with Killbuck Savings Bank being the surviving bank was completed using the purchase method of accounting. Commercial and Savings Bank Company had total assets of approximately $15.6 million on the date of the merger and operated out of one location in Danville, Ohio in Knox County.

On April 13, 1998, the Board of Directors authorized an increase in the authorized common shares from 200,000 to 1,000,000 shares and also authorized a 5 for 1 stock split of common stock to shareholders of record on May 1, 1998.

The Company, through its subsidiary, The Killbuck Savings Bank Company, conducts the business of a commercial banking organization. At December 31, 1999, the Company and its subsidiary had consolidated total assets of $243,149,880, and consolidated total equity of $28,916,718. The capital of the Company consists of 1,000,000 authorized shares of capital stock, no par value of which 705,331 shares were outstanding at December 31, 1999 to 975 shareholders.

The Bank is a state banking Company. The Bank is regulated by the Ohio Division of Financial Institutions ("ODFI") and its deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law and, as a subsidiary of the Company, is regulated by the Federal Reserve Board.

EMPLOYEES
---------
As of December 31, 1999, the Bank had 80 full-time and 25 part-time employees. The Company had no employees. The Bank provides a number of benefits for its full-time employees, including health and life insurance, pension, workers' compensation, social security, paid vacations, and numerous bank services. No employees are union participants or subject to a collective bargaining agreement.

COMPETITION
-----------
The commercial banking business in the market areas served by the Bank is very competitive. The Company and the Bank are in competition with commercial banks located in their own service areas. Some competitors of the Company and the Bank are substantially larger than the Bank. In addition to local bank competition, the Bank competes with larger commercial banks located in metropolitan areas, savings banks, savings and loan associations, credit unions, finance companies and other financial institutions for loans and deposits.

There are six financial institutions operating in Holmes County. As of June 30, 1999 (the most recent date for which information is available) the Commercial and Savings Bank, Millersburg had the largest market share with $214 million in total deposits as of such date, representing a market share of 46.74%. The Bank had the second largest market share with deposits of $177 million as of such date, representing a market share of 38.56%. Commercial and Savings Bank had total assets as of December 31, 1999, of $326 million compared to the Bank's total assets of $243 million as of such date.

CERTAIN REGULATORY CONSIDERATIONS
---------------------------------
The following is a summary of certain statutes and regulations affecting the Company and its subsidiary. This summary is qualified in its entirety by such statutes and regulations.

THE COMPANY
-----------
The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, ("BHC Act") and as such is subject to regulation by the Federal Reserve Board. A bank holding company is required to file with the Federal Reserve Board quarterly reports and other information regarding its business operations and those of its subsidiaries. A bank holding company and its subsidiary banks are also subject to examination by the Federal Reserve Board.

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

THE COMPANY SUBSIDIARY
----------------------
The Company operates a single bank, namely, The Killbuck Savings Bank Company. As an Ohio state chartered commercial bank, the Bank is supervised and regulated by the ODFI, and subject to laws and regulations applicable to Ohio banks.

CAPITAL
-------
The Federal Reserve Board, ODFI, and FDIC require banks and holding companies to maintain minimum capital ratios.

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

At December 31, 1999, the Company's respective total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory requirements. See Note 16 in the audited consolidated financial statements included in the Annual Report and incorporated herein by reference in the report as Exhibit 13.

ADDITIONAL REGULATION
---------------------
The Bank is also subject to federal regulation as to such matters as required reserves, limitation as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirement of their own securities, limitations upon the payment of dividends and other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

DIVIDEND REGULATION
-------------------
The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by the Bank. Generally, the Bank may not declare a dividend, without the approval of the ODFI, if the total of dividends declared in a calendar year exceeds the total of its net profits for that year combined with its retained profits of the preceding two years.

GOVERNMENT POLICIES AND LEGISLATION
------------------------------------
The policies of regulatory authorities, including the ODFI, Federal Reserve Board, FDIC and the Depository Institutions Deregulation Committee, have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. An important function of the Federal Reserve System is to regulate aggregate national credit and money supply through such means as open market dealings in securities, establishment of the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. Policies of these agencies may be influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and fiscal policies of the United States government.

FINANCIAL SERVICES MODERNIZATION ACT OF 1999
--------------------------------------------
On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (better known as the Financial Services Modernization Act of 1999) which will, effective March 11, 2000, permit bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

     The Financial Services Modernization Act defines "financial in nature" to include:

          securities underwriting, dealing and market making;
          sponsoring mutual funds and investment companies;
          insurance underwriting and agency;
          merchant banking activities;
          and activities that the Federal Reserve Board has determined to be closely related to banking.

In addition, a financial holding company may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company has a Community Reinvestment Act rating of satisfactory or better.

The specific effects of the enactment of the Financial Services Modernization Act on the banking industry in general and on the Company and the Bank in particular have yet to be determined due to the fact that the Financial Services Modernization Act was only recently adopted.

The United States Congress has periodically considered and adopted legislation, such as the Gramm-Leach-Bliley Act, which has resulted in further deregulation of both banks and other financial institutions, including mutual funds, securities brokerage firms and investment banking firms. No assurance can be given as to whether any additional legislation will be adopted or as to the effect such legislation would have on the business of the Bank or the Company

DEPOSIT INSURANCE
-----------------
The Federal Deposit Insurance Company Improvement Act of 1991 ("FDICIA") was enacted in 1991. Among other things, FDICIA, requires federal bank regulatory authorities to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

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

PROPOSED LEGISLATION
--------------------
There have been proposed a number of legislative and regulatory proposals designed to strengthen the federal deposit insurance system and to improve the overall financial stability of the U.S. banking system. It is impossible to predict whether or in what form these proposals may be adopted in the future, and if adopted, what their effect would be on the Company or Bank.

MONETARY POLICIES
-----------------
The earnings of the Company are dependent upon the earnings of its wholly-owned subsidiary bank. The earnings of the subsidiary bank are affected by the policies of regulatory authorities, including the Ohio
Division of Financial Institutions, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. The policies and regulations of the regulatory agencies have had and will continue to have a significant effect on deposits, loans and investment growth, as well as the rate of interest earned and paid, and therefore will affect the earnings of the subsidiary bank and the Company in the future, although the degree of such impact cannot accurately be predicted.

SECURITIES LAWS AND COMPLIANCE
------------------------------
As of June 30, 1998, the Company's common stock was registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("1934 Act"). This registration requires ongoing compliance with the 1934 Act and its periodic filing requirements as well as a wide range of Federal and State securities laws. These requirements include, but are not limited to, the filing of annual, quarterly and other reports with the SEC, certain requirements as to the solicitation of proxies from shareholders as well as other proxy rules, and compliance with the reporting requirements and "short-swing" profit rules imposed by section 16 of the 1934 Act.

ITEM 2 DESCRIPTION OF PROPERTY
-------------------------------
PROPERTIES

The Company owns no real property but utilizes the main office of the Bank. The Company's and the Bank's executive offices are located at 165 North Main Street, Killbuck, Ohio. The Company pays no rent or other form of consideration for the use of this facility. All offices are owned by the Bank. The Bank has five offices located in Holmes County (1), one in Knox County
(2), and one in Tuscarawas County (3). The new full service branch facility in Sugarcreek, Ohio opened in February, 2000. The Bank's total investment in office property and equipment was $6.8 million with a net book value $3.9 million at December 31, 1999. The offices are at the following locations.

Main Office: (1)             Berlin Branch (1)            Mt. Hope Branch (1)
165 North Main Street        4853 East Main Street        8115 State Rt. 241
Killbuck, Ohio 44637         Berlin Ohio 44610            Mt. Hope, Ohio 44660

Millersburg North Branch (1) Millersburg South Branch (1) Danville Branch (2)
181 N. Washington Street     1642 S. Washington Street    701 S. Market Street
Millersburg, Ohio 44654      Millersburg, Ohio 44654      Danville, Ohio 43014

Sugarcreek Branch (3)
1035 W. Main Street
Sugarcreek, Ohio 44681

ITEM 3. LEGAL PROCEEDINGS
-------------------------
Neither the Bank nor the Company is involved in any material legal proceedings. The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. In the opinion of management the resolution of any such issues would not have a material adverse impact on the financial position, results of operation, or liquidity of the Bank or the Company.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
---------------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS
----------------------------------------------------------------------------
As of December 31, 1999, the Company had 975 shareholders of record who collectively held 705,331 of the 1,000,000 authorized shares of the Company's no par value stock.

There is no established public trading market for the Company's common stock and the shares of the Company are not listed on any exchange. Sale price information is based on information reported to the Company by individual buyers and sellers of the Company stock. The following table summarizes the high and low prices and dividend information for 1999 and 1998, adjusted for the five for one stock split on May 1, 1998. Cash dividends are paid on a semi-annual basis.

                                                           Cash
                                                         Dividends
   Quarter Ended             High           Low            Paid
------------------         --------      ---------       ---------
1999  March 31              $92.88         $92.03            N/A
      June 30                94.47          93.48            .60
      September 30           94.87          93.62            N/A
      December 31            96.33          96.12            .65

1998  March 31               69.50          69.50            N/A
      June 30              Unknown        Unknown            .50
      September 30           82.63          82.63            N/A
      December 31            90.56          85.31            .55

The Company has paid regular semi-annual cash dividends since it became a bank holding company in 1992, and assuming the ability to do so, it is anticipated that the Company will continue to declare regular semi-annual cash dividends.

For information on dividends per share, net income per share and ratio of dividends to net income per share see the Selected Financial Data of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 1999, included in this report as Exhibit 13 and is incorporated herein by reference.

The ability of the Company to pay dividends will depend on the earnings of its subsidiary bank and its financial condition, as well as other factors such as market conditions, interest rates and regulatory requirements. Therefore, no assurances may be given as to the continuation of the Company's ability to pay dividends or maintain its present level of earnings. For a discussion on subsidiary dividends see Note 15 to the audited Consolidated Financial Statements of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 1999, included in this report as Exhibit 13 and is incorporated herein by reference.

The common stock of the Company is not subject to any redemption provisions or restrictions on alienability. The common stock is entitled to share pro rata in dividends and in distributions in the event of dissolution or liquidation. There are no options, warrants, privileges or other rights with respect to Company stock at the present time, nor are any such rights proposed to be issued.

ITEM 6 SELECTED FINANCIAL DATA
------------------------------
Selected Financial Data of the Annual Report to Shareholders Of Killbuck Bancshares, Inc. for the year ended December 31, 1999, included in this report as Exhibit 13, is incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
----------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 1999, included in this report as Exhibit 13, is incorporated herein by reference. Additional statistical information noted below is provided pursuant to Guide 3, Statistical Disclosure by Bank Holding Companies.

Investment Portfolio

     Book Value of Investments

     Book values of investment securities at December 31 are as follows (in thousands):


                                                       December 31,
                                          -------------------------------------
                                               1999        1998        1997
                                            ---------   ---------   ---------
     Securities available for sale:
          U.S. Treasury securities          $   3,000   $   9,372   $   9,802
          Obligations of U.S. Government
            Agencies and Corporations          38,150      28,755      24,233
          Equity securities                     1,161       1,101       1,044

                                            ---------   ---------   ---------
          Total available for sale             42,311      39,228      35,079
                                            ---------   ---------   ---------
     Securities held to maturity:
          Obligations of States and
            Political subdivisions             32,797      25,909      23,298
          Corporate securities                  1,628       1,640         100
                                            ---------   ---------   ---------

          Total held to maturity               34,425      27,549      23,398
                                            ---------   ---------   ---------
     Total                                  $  76,736   $  66,777   $  58,477
                                            =========   =========   =========

MATURITY SCHEDULE OF INVESTMENTS

The following table presents the investment portfolio, the weighted average yield and maturities at December 31, 1999 (dollars in thousands):

                                                   After three        After one         After five
                                                   months but          year but             but
                           Within three month    Within one year    Within five years  Within ten years  After 10 years
                             Amount    Yield     Amount    Yield     Amount    Yield   Amount    Yield   Amount    Yield   Total
                             ------    -----     ------    -----    -------    -----   -------    -----   ------    -----  -------
Available for Sale (1)
     U.S. Treasury
       securities            $2,800     5.73%    $  200     5.39%   $     -     -   %  $     -     -   %  $    -       -% $ 3,000

     Obligations of U.S.
      Government Agencies
      and Corporations        1,300     6.91      1,188     5.17       26,770     5.92     8,892     6.73        -     -   38,150

     Equity securities(2)         -        -          -     -               -     -            -     -       1,161  6.57    1,161
                             ------    -----     ------    -----      -------    -----   -------    -----   ------  -----  -------

Total                        $4,100     6.10%    $1,388     5.20%     $26,770     5.92%  $ 8,892     6.73%  $1,161  6.57% $42,311
                             ======    =====     ======    =====      =======    =====   =======    =====   ======  =====  =======

Held to Maturity
     Obligations of States
      and Political
      subdivisions (3)       $    -     -%         $1,532     4.94%     $ 9,841     4.88%  $16,371     4.67%  $5,053  4.63% $32,797

     Corporate bonds              -    -                -    -              552     5.36       720     5.98      356  6.15    1,628
                             ------    -----       ------    -----      -------    -----   -------    -----   ------  -----  ------
Total                        $    -    -    %      $1,532     4.94%     $10,393     4.91%  $17,091     4.73%  $5,409  4.73% $34,425
                             ======    =====       ======    =====      =======    =====   =======    =====   ======  =====  ======

(1) The weighted average yield has been computed using the historical amortized cost for available for sale securities.
(2) Equity securities which have no stated maturity, are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank and the Independent State Bank of Ohio.
(3) Weighted average yields on nontaxable obligations have been computed based on actual yield stated on the security.

Excluding holdings of U.S. Treasury and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the Bank's shareholder equity at December 31, 1999.

TYPES OF LOANS

The following table presents the composition of the loan portfolio and the percentage of loans by type as follows (dollars in thousands):

                                                                                  December 31,
                           1999                   1998                   1997                    1996                  1995
                  ---------------------  ---------------------  ---------------------  ---------------------  ---------------------
                                % of                  % of                   % of                  % of                   % of
                   Amount   Total Loans   Amount   Total Loans   Amount   Total Loans   Amount   Total Loans   Amount   Total Loans
                  --------  -----------  --------  -----------  --------  -----------  --------  -----------  --------  -----------
Real estate-
  residential     $  48,960     34.0 %  $  49,226     35.7 %  $  41,473     34.0 %  $  39,820     34.2 %  $  38,264     35.7 %
Real estate-farm      4,380      3.0        4,376      3.2        3,847      3.1        4,589      3.9        4,578      4.3
Real estate-
  commercial         23,718     16.5       22,713     16.4       21,205     17.4       18,088     15.6       18,286     17.0
Real estate-
  construction        1,397      1.0        1,238       .9          783       .6        1,947      1.7          345       .3
Commercial and
  other              37,767     26.3       37,753     27.4       33,745     27.7       34,036     29.3       28,008     26.1
Consumer and
  credit card        27,555     19.2       22,585     16.4       20,981     17.2       17,779     15.3       17,774     16.6
                  ---------   ------    ---------   ------    ---------   ------    ---------   ------    ---------   ------
                  $ 143,777   100.00 %  $ 137,891   100.00 %  $ 122,034   100.00 %  $ 116,259   100.00 %  $ 107,255   100.00 %
                  ---------   ------    ---------   ------    ---------   ------    ---------   ------    ---------   ------

The largest category of loans comprising the Bank's loan portfolio is residential real estate loans. These loans are primarily single family residential real estate loans secured by a first mortgage on the dwelling. The risks associated with these loans are primarily the risk of default in repayment and inadequate collateral. The second largest loan segment of the Bank's loan portfolio is the commercial and other category. The loans comprising this category represent loans to business interest, located primarily within the Bank's defined market areas, with no significant industry concentration. Commercial loans include both secured and unsecured loans. The risks associated with these loans are principally the risk in default of the repayment of principal resulting from economic problems of the commercial customer, economic downturn effecting the market in general and in the case of secured loans inadequate collateral. Consumer and credit card loans comprise the next largest area of the Bank's loan portfolio. These loans include consumer installment, including automobile loans as well as personal and credit card loans. The risks inherent in these loans include the risk of default in principal repayment and in the case of secured loans, the risk of inadequate collateral. Real estate commercial loans represent the next largest category and include development loans as well as investment commercial real estate loans. These loans have risks which include the risk of default in the repayment of principal and inadequate collateral as well as the risk of cash flow interruption due to, in the case of rental real estate, the inability to obtain or collect adequate rental rates.

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATE

The following table presents maturity distribution and interest rate sensitivity of real estate - commercial, real estate - construction and commercial and other loans at December 31, 1999 (dollars in thousands):

                                          After 1 Year
                                 Within      Within
                                 1 Year      5 Years    After 5 Years   Total
                                --------  ------------  -------------  --------
     Real estate - commercial   $    274    $    1,541     $   21,903  $ 23,718
     Real estate - construction    1,397             -              -     1,397
     Commercial and other         19,700        13,262          4,805    37,767
                                --------    ----------     ----------  --------
                                $ 21,371    $   14,803     $   26,708  $ 62,882
                                ========    ==========     ==========  ========

     Fixed interest rates       $  5,942    $    7,174     $    1,770  $ 14,886
     Variable interest rates      15,429         7,629         24,938    47,996
                                --------    ----------     ----------  --------
                                $ 21,371    $   14,803     $   26,708  $ 62,882
                                ========    ==========     ==========  ========

RISK ELEMENTS

Loans are subject to ongoing periodic monitoring by management and the board of directors. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower. At December 31, 1999 the majority (85.95%) of the non accrual loans is comprised of three loans. One is a commercial loan for $110,000 and the other two are commercial real estate loans for $85,303 and $51,359 respectively. The commercial loan is secured by a certificate of deposit for $50,000 and residential real estate with approximately $185,000 worth of equity. The two commercial real estate loans are secured by commercial real estate appraised for $110,000 and $65,000 respectively. The following table presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, renegotiated loans, other real estate and repossessed assets at December 31, (dollars in thousands).

                                                                   December 31,
                                                    ------------------------------------------
                                                     1999     1998     1997     1996    1995
                                                    ------   ------   ------   ------   ------
     Loans on nonaccrual basis                      $  287   $   21   $  121   $   31   $   62
     Loans past due 90 days or more                    312      155       75      122        7
     Renegotiated loans                                  -        -        -        -        -
                                                    ------   ------   ------   ------   ------
          Total nonperforming loans                    599      176      196      153       69

     Other real estate                                   -       73        -        -        -
     Repossessed assets                                  -        -        -        -        -
                                                    ------   ------   ------   ------   ------
          Total nonperforming assets                $  599   $  249   $  196   $  153   $   69
                                                    ======   ======   ======   ======   ======
Nonperforming loans as a percent of total loans        .42%     .13%     .16%     .13%     .06%
                                                    ======   ======   ======   ======   ======
Nonperforming loans as a percent of total assets       .25%     .08%     .10%     .08%     .04%
                                                    ======   ======   ======   ======   ======
Nonperforming assets as a percent of total assets      .25%     .11%     .10%     .08%     .04%
                                                    ======   ======   ======   ======   ======

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $19,969 and the amount of interest income that was recognized was $-0- for the year ended December 31, 1999.

There are no loans as of December 31, 1999, other than those disclosed above as either nonperforming or impaired, where known information about the borrower caused management to have serious doubts about the borrower's ability to comply with their contractual repayment obligations. There are no concentration of loans to borrowers engaged in similar activities which exceed 10% of total loans that management is aware of. Based upon the ongoing quarterly review and assessment of credit quality, management is not aware of any trends or uncertainties related to any accounts which might have a material adverse effect on future earnings, liquidity or capital resources.

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

                                                                    Year Ended December 31,
                                                       ----------------------------------------------------
                                                         1999       1998       1997       1996        1995
                                                       --------   --------   --------   --------   --------

Allowance for loan losses at beginning of year         $  1,851   $  1,745   $  1,653   $  1,545   $  1,378
Provision charged to expense                                240        183        180        180        180
Charge-offs:
     Real estate-residential                                  0          1          0          0         31
     Real estate-farm                                         0          0          0          0          0
     Real estate-commercial                                   0          0          0          0          0
     Real estate-construction                                 0          0          0          0          0
     Commercial and other                                   171         35         20         12          7
     Consumer and credit card                               113        181        170         99         81
                                                       --------   --------   --------   --------   --------
          Total charge-offs                                 284        217        190        111        119
                                                       --------   --------   --------   --------   --------
Recoveries:
     Real estate-residential                                  0          0          0          0          0
     Real estate-farm                                         0          0          0          0          0
     Real estate-commercial                                   0          0          0          0          1
     Real estate-construction                                 0          0          0          0          0
     Commercial and other                                    13          7          7         17         27
     Consumer and credit card                                67         40         95         22         78
                                                       --------   --------   --------   --------   --------
          Total recoveries                                   80         47        102         39        106
                                                       --------   --------   --------   --------   --------
     Net charge-offs                                        204        170         88         72         13

     Business acquisition                                     0         93          0          0          0
                                                       --------   --------   --------   --------   --------
Allowance for loan losses at end of period             $  1,887   $  1,851   $  1,745   $  1,653      1,545
                                                       ========   ========   ========   ========   ========

Total loans outstanding                                $143,777   $137,891   $122,034   $116,259   $107,255
                                                       ========   ========   ========   ========   ========

Average loans outstanding                              $140,202   $127,214   $119,552   $112,005   $106,307
                                                       ========   ========   ========   ========   ========

Allowance for loan losses as a percent of total loans     1.31%      1.34%      1.43%      1.42%      1.44%

Net charge-offs as a percent of average loans              .15%       .13%       .07%       .06%       .01%

The Bank reviews the adequacy of its allowance for loan losses on a quarterly basis. In determining the adequacy of its allowance account the Bank makes general allocations based upon loan categories, nonaccrual, past due and classified loans. After general allocations, the Bank makes specific allocations for individual credits. Any remaining balance is determined to be unallocated. The Bank has determined that the reserve is adequate as of December 31, 1999, based upon its analysis and experience. However, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses.

The following table presents management's estimate of the allocation of the allowance for loan losses among the loan categories, although the entire allowance balance is available to absorb any actual charge-offs that may occur, along with the percentage of loans in each category to total loans for the years ended December 31 (dollars in thousands):

                         1999                 1998                  1997                   1996                 1995
                   ------------------    -------------------   ------------------    ------------------   ------------------
                                %                      %                    %                      %                    %
                                of                     of                   of                     of                   of
                               Loans                  Loans                Loans                  Loans                Loans
                                to                     to                   to                     to                   to
                               Total                  Total                Total                  Total                Total
                   Allowance   Loans     Allowance    Loans    Allowance   Loans     Allowance    Loans    Allowance   Loans
                   -------    ------     -------     ------    -------    ------     -------     ------    -------    ------
Real estate-
  residential      $   412     34.0%     $   467     35.7%     $   402     34.0%     $   360     34.2%     $   328     35.7%
Real estate-farm        21      3.0           28      3.2           35      3.1           38      3.9           38      4.3
Real estate-
  commercial           321     16.5          257     16.4          273     17.4          229     15.6          198     17.0
Real estate-
  construction          10      1.0           11       .9            6       .6           15      1.7            3       .3
Commercial and
  other loans          646     26.3          762     27.4          568     27.7          574     29.3          640     26.1
Consumer and
  credit loans         477     19.2          326     16.4          342     17.2          341     15.3          269     16.6
Unallocated              0      N/A            0      N/A          119      N/A           96      N/A           69      N/A
                   -------    ------     -------     ------    -------    ------     -------     ------    -------    ------
                   $ 1,887    100.0%     $ 1,851     100.0%    $ 1,745    100.0%     $ 1,653     100.0%    $ 1,545    100.0%
                   =======    ======     =======     ======    =======    ======     =======     ======    =======    ======

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Because of the nature of the Bank's operations, the Bank is not subject to currency exchange or commodity price risk and, since the Bank has no trading portfolio, it is not subject to trading risk. Currently, the Bank has equity securities that represent only 1.51% of its investment portfolio and, therefore, equity price risk is not significant.
The Bank's loan portfolio, concentrated primarily within the surrounding market area, is subject to risks associated with the local economy. Since all of the interest earning assets and interest bearing liabilities are located at the Bank, all of the interest rate risk lies at the Bank level. As a result, all significant interest rate risk management procedures are performed at the Bank level.

The Bank actively manages interest rate sensitivity and asset/liability products through an asset/liability management committee. The principle purposes of asset-liability management are to maximize current net interest income while minimizing the risk to future earnings of negative fluctuations in net interest margin and to insure adequate liquidity exists to meet operational needs.

In an effort to reduce interest rate risk and protect itself from the negative effects or rapid or prolonged changes in interest rates, the Bank has instituted certain asset and liability management measures, including underwriting long-term fixed rate loans that are saleable in the secondary market, offering longer term deposit products and diversifying the loan portfolio into shorter term consumer and commercial business loans. In addition, since the mid-1980's, the Bank has originated adjustable-rate loans and as of December 31, 1999, they comprised approximately 62% of the total loan portfolio.

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

The Bank conducts the rate sensitivity analysis through the use of a simulation model which also monitors earnings at risk by projecting earnings of the Bank based upon an economic forecast of the most likely interest rate movement. The model also calculates earnings of the Bank based upon what are estimated to be the largest foreseeable rate increase and the largest foreseeable rate decrease. Such analysis translates interest rate movements and the Bank's rate sensitivity position into dollar amounts by which earnings may fluctuate as a result of rate changes. A 2% immediate increase in interest rates would increase earnings by 1.56% and a 2% immediate decrease in interest rates would decrease earnings by 1.54%.

The data included in the table that follows indicates that the Bank is liability sensitive within one year. Generally, a liability sensitive gap indicates that declining interest rates could positively affect net interest income as expense of liabilities would decrease more rapidly than interest income would decline. Conversely, rising rates could negatively affect net interest income as income from assets would increase less rapidly than deposit costs. During times of rising interest rates, an asset sensitive gap could positively affect net interest income as rates would be increased on a larger volume of assets as compared to deposits. As a result, interest income would increase more rapidly than interest expense. An asset sensitive gap could negatively affect net interest income in an environment of decreasing interest rates as a greater amount of interest bearing assets could be repricing at lower rates. Although rate sensitivity analysis enables the Bank to minimize interest rate risk, the magnitude of rate increases or decreases on assets versus liabilities may not correlate directly. As a result, fluctuations in interest spreads can occur even when repricing capabilities are perfectly matched.

It is the policy of the Bank to generally maintain a gap ratio within a range that is plus 20 percent to minus 10 percent of total assets for the time horizon of one year. When Management believes that interest rates will increase it can take actions to increase the RSA/RSL ratios. When Management believes interest rates will decline, it can take actions to decrease the RSA/RSL ratio.

During 1999, in order to adjust its interest rate sensitivity, the Bank's focus was on spreading out the maturities of time deposits within the one year time frame while continuing to make variable rate loans. The above strategy was implemented to better position the Bank for rate changes in either direction. The Bank's asset/liability management focus for 2000 will include improving the Bank's rate sensitivity gap. As noted above, at December 31, 1999 the Bank was liability sensitive, however, the cumulative rate sensitivity gap was such that the Bank's earnings and capital should not be materially affected by the repricing of assets and liabilities due to increases or decreases in interest rates in 2000.

Changes in market interest rates can also affect the Bank's liquidity position through the impact rate changes may have on the market value of the Bank's investment portfolio. Rapid increases in market rates can negatively impact the market values of investment securities. As securities values decline it becomes more difficult to sell investments to meet liquidity demands without incurring a loss. The Bank can address this by increasing liquid funds which may be utilized to meet unexpected liquidity needs when a decline occurs in the value of securities.

The following table presents the Bank's interest rate sensitivity gap position as of December 31, 1999 (dollars in thousands):

                                            INTEREST RATE SENSITIVITY GAPS
                                                     (IN THOUSANDS)

                                     2000          2001          2002          2003          2004       Thereafter       Total
                                   ---------     ---------     ---------     ---------     ---------     ---------     ---------
Interest-earnings assets:
     Loans:
          Fixed                    $   9,738     $   3,108     $   5,727     $   8,688     $   5,792     $  22,627     $  55,680
          Variable                    88,097             -             -             -             -             -        88,097
     Securities:
          Fixed                        7,020         7,144         8,290        10,059        11,670        32,553        76,736
          Variable                         -             -             -             -             -             -             -
     Other interest-earning assets     9,056             -             -             -             -             -         9,056
                                   ---------     ---------     ---------     ---------     ---------     ---------     ---------
Total interest-earning assets        113,911        10,252        14,017        18,747        17,462        55,180       229,569
                                   ---------     ---------     ---------     ---------     ---------     ---------     ---------
Interest-bearing liabilities:
     Demand and savings deposits      66,500             -             -             -             -             -        66,500
     Time deposits:
          Fixed                       87,939         6,998         2,737         2,117         1,662         3,848       105,301
          Variable                       817           186             -             -             -             -         1,003
     Short-term borrowings             4,900             -             -             -             -             -         4,900
     FHLB advances                         -             -             -             -             -         7,113         7,113
                                   ---------     ---------     ---------     ---------     ---------     ---------     ---------
Total interest-bearing liabilities   160,156         7,184         2,737         2,117         1,662        10,961       184,817
                                   ---------     ---------     ---------     ---------     ---------     ---------     ---------
Interest rate sensitivity gap        (46,245)        3,068        11,280        16,630        15,800        44,219
                                   ---------     ---------     ---------     ---------     ---------     ---------
Cumulative rate sensitivity gap    $ (46,245)    $ (43,177)    $ (31,897)    $ (15,267)    $     533     $  44,752
                                   =========     =========     =========     =========     =========     =========
Cumulative interest rate
 sensitivity gap
 as a percent of interest
 earning assets                     (20.14)%      (18.81)%      (13.89)%       (6.65)%          .23%        19.49%
                                   =========     =========     =========     =========     =========     =========

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATE
--------------------------------------------------
The report of independent auditors and consolidated financial statements included in the Annual Report to shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 1999, included in this report as Exhibit 13, are incorporated herein by reference.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL
-----------------------------------------------------------------------------
DISCLOSURE
----------
None

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
------------------------------------------------------
The following table lists the Non-Director, Executive Officers of the Company and its subsidiary, Killbuck Savings Bank Company, and certain other information with respect to each individual, as of December 31, 1999. The information required by this item with respect to Directors and other executive officers of the Company and its subsidiary, Killbuck Savings Bank Company, is incorporated herein by reference to the information under the heading "Election of Directors and Information with Respect to Directors and Officers" in the Proxy Statement of the Company. The information required regarding disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the information under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement of the Company.

      Name            Age          All Positions with Company and Bank
----------------     -----         ---------------------------------------------
Craig A. Lawhead       42          Vice president and treasurer of Company
                                   since 1992; Executive vice president of
                                   bank since 1990.

John D. Boley          39          Vice president and secretary of Company
                                   since 1992; Senior vice president and
                                   cashier of Bank since 1990.

Executive officers of the Company and Bank reside in or near Killbuck, Ohio and all of the executive officers have been with the Company and Bank the past five years.

ITEM 11 EXECUTIVE COMPENSATION
------------------------------
Information required by this item is incorporated herein by reference to the information under the heading "Executive Compensation and Other Information" in the Proxy Statement of the Company.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
----------------------------------------------------------------------
Information required by this item is incorporated herein by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement of the Company.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
------------------------------------------------------
Information required by this item is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" in the Proxy Statement of the Company and in Note 5 of the Notes to Consolidated Financial statements included in the Annual Report to Shareholders for the year ended December 31, 1999, included in this report as
Exhibit 13, and incorporated herein by reference.

PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8
---------------------------------------------------------------------
      Financial Statements and Schedules
      ----------------------------------

The following consolidated financial statements of Killbuck Bancshares, Inc. and subsidiary, included in the Annual Report to Shareholders for the year ended December 31, 1999, are incorporated by reference in item 8.:

Report of Independent Auditors'
Consolidated Balance Sheet at December 31, 1999 and 1998
Consolidated Statement of Income for the Years ended December 31, 1999,
 1998 and 1997
Consolidated Statement of Changes in Shareholders' Equity for the Years ended
 December 31, 1999, 1998 and 1997
Consolidated Statement of Cash Flows for the Years ended December 31, 1999,
 1998 and 1997
Notes to Consolidated Financial Statements

Schedules are omitted because they are inapplicable, not required, or the information is included in the consolidated financial statements or notes thereto.

     Reports on Form 8-K
     -------------------
     No reports on Form 8-K were filed during the fourth quarter of 1999.

     Exhibits
     --------
The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit
Number                                   Description
-------  -----------------------------------------------------------------------
3(i)     Certificate and Articles of Incorporation of Killbuck Bancshares, Inc.*

3(ii)    Code of regulations of Killbuck Bancshares, Inc.*

10       Agreement and plan of reorganization with Commercial and Savings Bank
         Company*

12       Statement regarding computation of ratios.

13       Portions of the 1999 Annual Report to Shareholders

22       Subsidiary of the Holding Company.*

24       Consent of S.R. Snodgrass, A.C.

27       Financial Data Schedule (electronic filing only)

99 Proxy statement dated March 13, 2000 for the Annual Shareholders meeting to be held April 10, 2000.**

*Incorporated by reference to an identically numbered exhibit to the Form 10 (File No. 000-24147) filed with SEC on April 30, 1998 and subsequently amended on July 8, 1998 and July 31, 1998.

**Except for the portions of the proxy expressly incorporated by reference, the proxy is furnished solely for the information of the commission and is not deemed "filed" as part hereof.

                                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Killbuck Bancshares, Inc.
                                -------------------------

                                      (Registrant)
                                 By: /s/ Luther E. Proper
                                 ------------------------
                                     Luther E. Proper
                       President and Chief Executive Officer/Director
                             (Duly authorized representative)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signatures                   Description                     Date
------------------------      -------------------            --------------
/s/ Luther E. Proper          President, Chief Executive     March 13, 2000
------------------------      Officer and Director
     Luther E. Proper

/s/ John W. Baker             Director                       March 13, 2000
------------------------
     John W. Baker

/s/ Robert D. Bell            Director                       March 13, 2000
------------------------
     Robert D. Bell

/s/ Ted Bratton               Director                       March 13, 2000
------------------------
     Ted Bratton

/s/ Richard L. Fowler         Director                       March 13, 2000
------------------------
     Richard L. Fowler

/s/ Thomas D. Gindlesberger   Director                       March 13, 2000
------------------------
     Thomas D. Gindlesberger

/s/ Allan R. Mast             Director                       March 13, 2000

------------------------
     Allan R. Mast

/s/ Dean J. Mullet            Director                       March 13, 2000
------------------------
     Dean J. Mullet

/s/ Kenneth F. Taylor         Director                       March 13, 2000
------------------------
     Kenneth F. Taylor

/s/ Michael S. Yoder          Director                       March 13, 2000
------------------------
     Michael S. Yoder

24