Form 10-Q
period 2000-03-31
KILLBUCK BANCSHARES INC
filed 2000-05-11
CIK 1060455

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarter Ended MARCH 31, 2000

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
                             Yes    x        No
                                 -------         -------

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date:

     Class:  Common Stock, no par value
     Outstanding at May 9, 2000:  705,240

                         KILLBUCK BANCSHARES, INC.

                                    INDEX


                                                            Page Number
                                                            -----------

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.     Financial Statements (Unaudited):

     Consolidated Balance Sheet as of
          March 31, 2000 and December 31, 1999                 3

     Consolidated Statements of Income for the
          three months ended March 31, 2000 and 1999           4

     Consolidated Statements of Changes In Shareholders'
          Equity for the three months ended March 31, 2000     5

     Consolidated Statements of Cash Flows for the
          three months ended March 31, 2000 and 1999           6

     Notes to Consolidated Financial Statements                7

Item 2.     Management's Discussion and Analysis of
            Financial Condition And Results of Operations     8-12

PART II. OTHER INFORMATION
--------------------------

     Item 1.     Legal Proceedings                            13

     Item 2.     Changes in Securities                        13

     Item 3.     Default Upon Senior Securities               13

     Item 4.     Submissions of Matters to a Vote of
                      Security Holders                        13

     Item 5.     Other Information                            13

     Item 6.     Exhibits and Reports on Form 8-K             13

SIGNATURES                                                    14
----------

                     KILLBUCK BANCSHARES, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                 March 31,           December 31,
                                                                    2000                  1999

                                                                ---------------     ----------------
ASSETS
     Cash and cash equivalents:
         Cash and amounts due from depository institutions      $     7,523,307     $      8,123,806
          Federal funds sold                                          8,600,000            8,700,000
                                                                ---------------     ----------------
               Total cash and cash equivalents                       16,123,307           16,823,806
                                                                ---------------     ----------------
     Investment securities:
          Securities available for sale                              41,034,104           42,311,490
          Securities held to maturity (market value of
           $33,835,025 and $33,578,899)                              34,648,309           34,424,679
                                                                ---------------     ----------------
               Total investment securities                           75,682,413           76,736,169
                                                                ---------------     ----------------
     Loans (net of allowance for loan losses of
      $1,906,116 and $1,887,773)                                    145,123,155          141,521,075
     Loans held for sale                                                      -              356,000
     Premises and equipment, net                                      4,003,319            3,851,975
     Accrued interest                                                 2,166,974            1,622,480
     Other assets                                                     2,509,612            2,238,375
                                                                ---------------     ----------------
               Total assets                                     $   245,608,780     $    243,149,880
                                                                ===============     ================
LIABILITIES
     Deposits:
          Noninterest bearing demand                            $    27,457,985     $     28,935,106
          Interest bearing demand                                    27,419,793           29,579,519
          Money market                                               10,570,983            8,746,151
          Savings                                                    27,559,329           28,173,933
          Time                                                      111,229,965          106,303,749
                                                                ---------------     ----------------
               Total deposits                                       204,238,055          201,738,458
     Federal Home Loan Bank advances                                  6,883,502            7,112,753
     Short term borrowings                                            4,355,001            4,900,000
     Accrued interest and other liabilities                             580,398              481,951

                                                                ---------------     ----------------
               Total liabilities                                    216,056,956          214,233,162
                                                                ---------------     ----------------
SHAREHOLDERS' EQUITY
     Common stock   no par value:  1,000,000 shares
      authorized, 718,431 issued                                      8,846,670            8,846,670
     Retained earnings                                               22,185,944           21,352,156
     Accumulated other comprehensive loss                              (838,496)            (648,620)
     Treasury stock, at cost (13,191 and 13,100 shares)                (642,294)            (633,488)
                                                                ---------------     ----------------
               Total shareholders' equity                            29,551,824           28,916,718
                                                                ---------------     ----------------
               Total liabilities and shareholders' equity       $   245,608,780     $    243,149,880
                                                                ===============     ================

See accompanying notes to the unaudited consolidated financial statements.

                                    KILLBUCK BANCSHARES, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                          Three Months Ended
                                                                              March 31,
                                                                      2000               1999
                                                                ---------------     ----------------
INTEREST INCOME
     Interest and fees on loans                                 $     3,339,793     $      3,134,804
     Federal funds sold                                                  79,659              114,993
     Investment securities:
          Taxable                                                       697,178              579,799
          Exempt from federal income tax                                394,884              325,529
                                                                ---------------     ----------------
               Total interest income                                  4,511,514            4,155,125
                                                                ---------------     ----------------

INTEREST EXPENSE
     Deposits                                                         1,957,288            1,874,911
     Federal Home Loan Bank advances                                    116,846              142,678
     Short term borrowings                                               36,915               18,182
                                                                ---------------     ----------------
               Total interest expense                                 2,111,049            2,035,771
                                                                ---------------     ----------------

NET INTEREST INCOME                                                   2,400,465            2,119,354

     Provision for loan losses                                           60,000               60,000
                                                                ---------------     ----------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
 LOSSES                                                               2,340,465            2,059,354
                                                                ---------------     ----------------
OTHER INCOME
     Service charges on deposit accounts                                115,606              112,766
     Gain on sale of loans, net                                           2,077               14,808
     Other income                                                        39,452               26,540
                                                                ---------------     ----------------
               Total other income                                       157,135              154,114
                                                                ---------------     ----------------
OTHER EXPENSE
     Salaries and employee benefits                                     674,761              584,147
     Occupancy expense                                                   55,626               48,987
     Equipment expense                                                  160,168              139,570
     Professional fees                                                   90,631               73,978
     Franchise tax                                                       77,688               86,488
     Other expenses                                                     335,577              321,527
                                                                ---------------     ----------------
               Total other expense                                    1,394,451            1,254,697
                                                                ---------------     ----------------
INCOME BEFORE INCOME TAXES                                            1,103,149              958,771
     Income taxes                                                       269,361              229,058
                                                                ---------------     ----------------
NET INCOME                                                      $       833,788     $        729,713
                                                                ===============     ================
Earning per common share                                        $          1.18     $           1.03
                                                                ===============     ================
Average shares outstanding                                              705,295              705,331
                                                                ===============     ================



See accompanying notes to the unaudited consolidated financial statements.

                                   KILLBUCK BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                       THREE MONTHS ENDED MARCH 31, 2000

                                                                         Accumulated
                                                                             Other                        Total
                                               Common       Retained     Comprehensive    Treasury     Shareholders'  Comprehensive
                                               Stock        Earnings     Income (Loss)      Stock         Equity         Income
                                            -----------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1999                  $ 8,846,670    $21,352,156    $  (648,620)   $  (633,488)   $28,916,718
     Net income                                                833,788                                       833,788   $   833,788
     Purchase of Treasury stock                                                               (8,806)         (8,806)
     Other comprehensive income:

         Net unrealized loss on
           securities                                                        (189,876)                     (189,876)      (189,876)
                                                                                                                       -----------
     Comprehensive income                                                                                              $   643,912
                                            -----------    -----------    -----------    -----------    -----------    ===========
Balance, March 31, 2000                     $ 8,846,670    $22,185,944    $  (838,496)   $  (642,294)   $29,551,824
                                            ===========    ===========    ===========    ===========    ===========



See accompanying notes to the unaudited consolidated financial statements.

                                                  KILLBUCK BANCSHARES, INC. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                   2000               1999
                                                                              ------------       ------------
Operating Activities
     Net income                                                               $    833,788       $    729,713
     Adjustments to reconcile net income to net cash provided by
      Operating activities:
          Provision for loan losses                                                 60,000             60,000
          Gain on sale of loans                                                     (2,077)           (14,808)
          Provision for depreciation and amortization                              105,936             93,882
          Origination of loans held for sale                                      (525,700)        (1,286,625)
          Proceeds from the sale of loans                                          883,777          1,535,183
          Federal Home Loan Bank stock dividend                                    (15,800)           (14,700)
          Increase in accrued interest and other assets                           (815,731)          (331,742)
          Increase (decrease) in accrued expenses and other liabilities             98,447            (39,034)
                                                                              ------------       ------------
               Net cash provided by operating activities                           622,640            731,869
                                                                              ------------       ------------
INVESTING ACTIVITIES
     Investment securities available for sale:
          Proceeds from maturities and repayments                                3,100,000          7,300,000
          Purchases                                                             (2,000,000)        (3,498,800)
     Investment securities held to maturity:
          Proceeds from maturities and repayments                                        -            150,000
          Purchases                                                               (242,843)        (2,392,172)
     Net increase in loans                                                      (3,662,080)        (3,806,042)
     Purchase of premises and equipment                                           (234,757)          (152,172)
                                                                              ------------       ------------
               Net cash used in investing activities                            (3,039,680)        (2,399,186)
                                                                              ------------       ------------
FINANCING ACTIVITIES
     Net decrease in demand, money market and savings deposits                  (2,426,619)          (120,679)
     Net increase in time deposits                                               4,926,216            886,535
     Repayment of Federal Home Loan Bank advances                                 (229,251)          (401,282)
     Net decrease in short term borrowings                                        (544,999)          (499,998)
     Purchase of Treasury stock                                                     (8,806)                 -
                                                                              ------------       ------------
               Net cash provided by (used in) financing activities               1,716,541           (135,424)
                                                                              ------------       ------------
Net decrease in cash and cash equivalents                                         (700,499)        (1,802,741)
Cash and cash equivalents at beginning of period                                16,823,806         22,172,224
                                                                              ------------       ------------
Cash and cash equivalents at end of period                                    $ 16,123,307       $ 20,369,483
                                                                              ============       ============
Supplemental Disclosures of Cash Flows Information
     Cash Paid During the Period For:
          Interest on deposits and borrowings                                 $  2,106,968       $  2,016,335
                                                                              ============       ============
          Income taxes                                                        $          -       $          -
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

The accompanying reviewed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the consolidated statements of and for the year ended December 31, 1999 and related notes which are included on the Form 10-K (file no. 000-24147)

NOTE 2   EARNINGS PER SHARE

The Company currently maintains a simple capital structure; therefore, there are no dilutive effects on earnings per share. As such, earnings per share are calculated using the weighted number of shares for the period.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the ability to control costs and expenses, Year 2000 issues, and general economic conditions. Killbuck Bancshares, Inc. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Killbuck Savings Bank Company. As a result, references to the Company generally refer to the Bank unless the context indicates otherwise.

                             FINANCIAL CONDITION

Total assets at March 31, 2000 were $245,609,000 compared to $243,150,000 at December 31, 1999.

Cash and cash equivalents decreased by $700,000 or 4.2% from December 31, 1999, to March 31, 2000, with liquid funds held in the form of cash on hand and amounts due from depository institutions decreasing $600,000. These funds were used to partially fund loan growth.

Investment securities available for sale decreased by $1,277,000 or 3.1% from December 31, 1999, as a result of maturities in excess of purchases of available for sale securities. Investments held to maturity increased $224,000 or .7%.

Net loans increased by $3,246,000 or 2.3% from December 31, 1999, to March 31, 3000. An increase of $2,244,000 occurred in the commercial loan category while real estate and consumer loan balances increased by $494,000 and $534,000 respectively.

Total deposits at March 31, 2000 were $204,238,000 compared to $201,738,000 at December 31, 1999. Time deposits increased $4,926,000, demand accounts decreased $3,636,000 and money market and savings accounts increased $1,210,000. Management attributes these changes to normal transfers of funds within the deposit accounts and a promotional time certificate being offered starting February 5, 2000.

Shareholders' Equity increased by $635,000 or 2.2%, which was mainly due to earnings of $834,000 for the first three months of 2000 offset by a $190,000 increase in the unrealized loss on securities included in other comprehensive income and the purchase of Treasury stock for $9,000. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At March 31, 2000, the total capital ratio was 19.97%; the Tier I capital ratio was 18.73%, and the leverage ratio was 12.03%, compared to regulatory capital requirements of 8.00%, 4.00% and 4.00% respectively. These ratios are well in excess of regulatory capital requirements.

The Company opened and began operating its new branch in Sugarcreek, Ohio in February, 2000.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
------------------------------------------------------------

Total interest income of $4,512,000 for the three month period ended March 31, 2000, compares to $4,155,000 for the same period in 1999, an increase of $357,000 or 8.6%. The majority of the overall increase in total interest income is attributed to an increase in interest and fees on loans of approximately $205,000 or 57.4% of the overall increase. The increase in interest and fees on loans is due primarily to increased volume in the loan portfolio due to favorable economic conditions in the Company's lending area. Average loan balances were $144,794,000 for the first three months of 2000 compared to $138,220,000 for the first three months of 1999.

Total interest expense of $2,111,000 for the three month period ending March 31, 2000, represents an increase of $75,000 from the $2,036,000 reported for the same three month period in 1999. The increase in interest expense on deposits of $82,000 is due mainly to the increases in the volume of deposit accounts. Average interest bearing deposits were $172,874,000 for the first three months of 2000 compared to $164,323,000 for the first three months of 1999.

Net interest income of $2,400,000 for the three months ended March 31, 2000, compares to $2,119,000 for the same three month period in 1999, an increase of $281,000 or 13.3%.

Total other income for the three month period ended March 31, 2000, of $157,000 compares to $154,000 for the same three month period in 1999, an increase of $3,000 or 1.9%. Gains on sale of loans decreased $13,000 due to decreased activity caused by rising fixed loan rates any other income increased $13,000 due to an increase of $14,000 in alternative investment income. The increase in alternative investment income is attributable to increased activity in this area.

Total other expense of $1,394,000 for the three months ended March 31, 2000, compares to $1,255,000 for the same three month period in 1999. This represents an increase of $139,000 or 11.1%. Salary and employee benefits increased approximately $91,000 due to additional staff being hired as a result of opening the branch in Sugarcreek, Ohio and normal increases in salaries and employee benefits. The increases in the remaining expense accounts were attributable to the opening of the branch in Sugarcreek, Ohio and increases in items that are normal and recurring in nature.

Net income for the three month period ended March 31, 2000, was $834,000, an increase of $104,000 or 14.3% from the $730,000 reported at March 31, 1999.

                                     LIQUIDITY
                                     ---------

Management monitors projected liquidity needs and determines the level desirable based in part on the Company's commitments to make loans and management's assessment of the Company's ability to generate funds.

The primary sources of funds are deposits, repayment of loans, maturities of investments, funds provided from operations and advances from the FHLB of Cincinnati. While scheduled repayments of loans and maturities of investment securities are predictable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Company uses its sources of funds to fund existing and future loan commitments, to fund maturing time deposits and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses.

Cash and amounts due from depository institutions and federal funds sold totaled $16,123,000 at March 31, 2000. These assets provide the primary source of liquidity for the Company. In addition, management has designated a substantial portion of the investment portfolio, $41,034,000 as available for sale and has an available unused line of credit of $11,694,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at March 31, 2000. As of March 31, 2000, the Company had commitments to fund loans of approximately $733,000.

Cash was provided during the three month period ended March 31, 2000, mainly from operating activities of $.6 million a net increase in deposits of $2.5 million and the maturities and repayments of investment securities of $3.1 million. Cash was used during the three month period ended March 31, 2000, mainly to fund a net increase in loans of $3.7 million, and for the purchase of investment securities of $2.2 million. In addition $.8 million was also used to reduce Federal Home Loan Bank advances and short term borrowings during the first three months of 2000. Cash and cash equivalents totaled $16.1 million at March 31, 2000, a decrease of $.7 million from $16.8 million at December 31, 1999.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

                                   RISK ELEMENTS
                                   -------------


The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at March 31, 2000, and December 31, 1999. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.
                                                      March 31,     December 31,
                                                        2000            1999
                                                         (dollars in thousands)
                                                      ---------     ------------
Loans on nonaccrual basis                             $      86     $        287
Loans past due 90 days or more                              413              312
Renegotiated loans                                            -                -
                                                      ---------     ------------
               Total nonperforming loans                    499              599
                                                      ---------     ------------
Other real estate                                             -                -
Repossessed assets                                            -                -
                                                      ---------     ------------
               Total nonperforming assets                  $499     $        599
                                                      =========     ============

Nonperforming loans as a percent of total loans           0.34%            0.42%

Nonperforming loans as a percent of total assets          0.20%            0.25%

Nonperforming assets as a percent of total assets         0.20%            0.25%

Management monitors impaired loans on a continual basis. As of March 2000, impaired loans had no material effect on the Company's financial position or results from operations.

The allowance for loan losses at March 31, 2000, totaled $1,906,000 or 1.3% of total loans as compared to approximately $1,888,000 or 1.3% at December 31, 1999. Provisions for loan losses were $60,000 for the three months ended March 31, 2000 and $60,000 for the three months ended March 31, 1999.

The level of funding for the provision is a reflection of the overall loan portfolio. Nonperforming loans consist of approximately $206,000 in one to four family residential mortgages, $85,000 in commercial real estate, $150,000 in commercial loans and $58,000 in consumer loans. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management performs a quarterly evaluation of the allowance for loan losses. The evaluation incorporates internal loan review, actual historical losses, as well as any negative economic trends in the local market. The evaluation is presented to and approved by the Board of Directors. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

                                      YEAR 2000
                                      ---------

The Company has operated and evaluated its computer operating systems following January 1, 2000 and has not identified any errors or experienced any computer system malfunctions. Nevertheless, the Company continues to monitor its computer operating systems to assess whether its systems are at risk of misinterpreting any future dates and will develop, if needed, appropriate contingency plans to prevent any potential system malfunction or correct any system failures. The Company has not been informed of any such problem experienced by its vendors or its customers. The Company will continue to monitor its significant vendors of goods and services and customers with respect to any Year 2000 problems they may encounter, as those issues may affect its ability to continue operations, or might adversely affect the Company's financial position, results of operations and cash flows. At this time, the Company does not believe that those potential problems will materially impact the ability to continue operations. However, no assurance can be given that this will be the case.

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

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         a) The following exhibits are included in this report or incorporated herein by reference:
             3(I)   Articles of Incorporation of Killbuck Bancshares, Inc.*
             3(ii)  Code of Regulations of Killbuck Bancshares, Inc.*
             10     Agreement and Plan of Reorganization with Commercial and
                    Savings Bank Co.*
             21     Subsidiaries of Registrant*
             27     Financial Data Schedule (in electronic filing only)
             99     Independent Accountant's Report

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

                             Killbuck Bancshares, Inc.


Date:                                       By:/s/Luther E. Proper
     ---------------------
                                               ------------------------------
                                               Luther E. Proper
                                               President and
                                               Chief Executive Officer




Date:                                       By:/s/Jon D. Boley
       ----------------------
                                               ------------------------------
                                               Jon D. Boley
                                               Principal Financial Officer