Form 10-Q
period 2000-06-30
KILLBUCK BANCSHARES INC
filed 2000-08-14
CIK 1060455

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR QUARTER ENDED JUNE 30, 2000

                      COMMISSION FILE NUMBER 000-24147


                         KILLBUCK BANCSHARES, INC.
            (Exact name of registrant as specified in its Charter)


             OHIO                                 34-1700284
-------------------------------     ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

                  165 N. MAIN STREET, KILLBUCK, OH 44637
           -----------------------------------------------------
           (Address of principal executive offices and zip code)

                                (330) 276-2771
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            YES  X        NO
                               -----        -----
State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date:

     Class:  Common Stock, no par value
     Outstanding at July 18, 2000:  704,746

                           KILLBUCK BANCSHARES, INC.

                                     INDEX


                                                                   Page Number
                                                                   -----------

PART I. FINANCIAL INFORMATION
-----------------------------
Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheet as of
            June 30, 2000 and December 31, 1999                         3

          Consolidated Statements of Income for the
            six months ended June 30, 2000 and 1999                     4

          Consolidated Statements of Income for the
            three months ended June 30, 2000 and 1999                   5

          Consolidated Statements of Changes In Shareholders'
            Equity for the six months ended June 30, 2000               6

          Consolidated Statements of Cash Flows for the
            six months ended June 30, 2000 and 1999                     7

          Notes to Unaudited Consolidated Financial Statements          8

Item 2.   Management's Discussion and Analysis of Financial
          Condition And Results of Operations                         9-15

PART II.  OTHER INFORMATION
---------------------------
     Item 1.     Legal Proceedings                                     16

     Item 2.     Changes in Securities                                 16

     Item 3.     Default Upon Senior Securities                        16

     Item 4.     Submissions of Matters to a Vote of Security Holders  16

     Item 5.     Other Information                                     16

     Item 6.     Exhibits and Reports on Form 8-K                      17

SIGNATURES                                                             18
----------

                              KILLBUCK BANCSHARES, INC. AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                        June 30,       December 31,
                                                                          2000             1999
                                                                     -------------     -------------
ASSETS
     Cash and cash equivalents:
          Cash and amounts due from depository institutions          $   7,249,160     $   8,123,806
          Federal funds sold                                            11,100,000         8,700,000
                                                                     -------------     -------------
               Total cash and cash equivalents                          18,349,160        16,823,806
                                                                     -------------     -------------
     Investment securities:
          Securities available for sale                                 42,134,776        42,311,490
          Securities held to maturity (market value of $34,169,579
           and $33,578,899)                                             34,921,754        34,424,679
                                                                     -------------     -------------
               Total investment securities                              77,056,530        76,736,169
                                                                     -------------     -------------
     Loans (net of allowance for loan losses of
      $2,021,159 and $1,887,773)                                       144,881,484       141,521,075
     Loans held for sale                                                         -           356,000
     Premises and equipment, net                                         4,040,797         3,851,975
     Accrued interest                                                    1,753,517         1,622,480
     Other assets                                                        2,476,438         2,238,375
                                                                     -------------     -------------
               Total assets                                          $ 248,557,926     $ 243,149,880
                                                                     =============     =============

LIABILITIES
     Deposits:
          Noninterest bearing demand                                 $  28,721,907     $  28,935,106
          Interest bearing demand                                       26,033,360        29,579,519
          Money market                                                  11,112,992         8,746,151
          Savings                                                       27,768,719        28,173,933
          Time                                                         113,683,692       106,303,749
                                                                     -------------     -------------
               Total deposits                                          207,320,670       201,738,458
     Federal Home Loan Bank advances                                     6,568,046         7,112,753
     Short term borrowings                                               4,295,000         4,900,000
     Accrued interest and other liabilities                                462,135           481,951
                                                                     -------------     -------------
               Total liabilities                                       218,645,851       214,233,162
                                                                     -------------     -------------
SHAREHOLDERS' EQUITY
     Common stock   no par value:  1,000,000 shares authorized,
      718,431 issued                                                     8,846,670         8,846,670
     Retained earnings                                                  22,535,078        21,352,156
     Accumulated other comprehensive loss                                 (783,771)         (648,620)
     Treasury stock, at cost (13,685 and 13,100 shares)                   (685,902)         (633,488)
                                                                     -------------     -------------
               Total shareholders' equity                               29,912,075        28,916,718
                                                                     -------------     -------------
               Total liabilities and shareholders' equity            $ 248,557,926     $ 243,149,880
                                                                     =============     =============

See accompanying notes to the unaudited consolidated financial statements.

                               KILLBUCK BANCSHARES, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                           Six Months Ended
                                                                                June 30,
                                                                         2000              1999
                                                                     -------------     -------------
INTEREST INCOME
     Interest and fees on loans                                      $   6,840,630     $   6,297,877
     Federal funds sold                                                    248,444           281,904
     Investment securities:
          Taxable                                                        1,376,735         1,108,322
          Exempt from federal income tax                                   795,321           681,891
                                                                     -------------     -------------
               Total interest income                                     9,261,130         8,369,994
                                                                     -------------     -------------
INTEREST EXPENSE
     Deposits                                                            4,054,097         3,775,159
     Federal Home Loan Bank advances                                       231,471           279,760
     Short term borrowings                                                  78,610            35,401
                                                                     -------------     -------------
               Total interest expense                                    4,364,178         4,090,320
                                                                     -------------     -------------
NET INTEREST INCOME                                                      4,896,952         4,279,674

     Provision for loan losses                                             120,000           120,000
                                                                     -------------     -------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
 LOSSES                                                                  4,776,952         4,159,674
                                                                     -------------     -------------
OTHER INCOME
     Service charges on deposit accounts                                   240,683           233,797
     Gain on sale of loans, net                                              4,822            30,938
     Other income                                                           69,606            58,827
                                                                     -------------     -------------
               Total other income                                          315,111           323,562
                                                                     -------------     -------------
OTHER EXPENSE
     Salaries and employee benefits                                      1,419,861         1,176,059
     Occupancy expense                                                      93,044            84,081
     Equipment expense                                                     307,685           283,891
     Professional fees                                                     155,833           158,235
     Franchise tax                                                         165,770           176,760
     Other expenses                                                        715,911           651,278
                                                                     -------------     -------------
               Total other expense                                       2,858,104         2,530,304
                                                                     -------------     -------------
INCOME BEFORE INCOME TAXES                                               2,233,959         1,952,932
     Income taxes                                                          557,681           472,527
                                                                     -------------     -------------
NET INCOME                                                           $   1,676,278     $   1,480,405
                                                                     =============     =============
Earning per common share                                             $        2.38     $        2.10
                                                                     =============     =============
Average shares outstanding                                                 705,166           705,331
                                                                     =============     =============


See accompanying notes to the unaudited consolidated financial statements.

                                KILLBUCK BANCSHARES, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                           Three Months Ended
                                                                                 June 30,
                                                                         2000              1999
                                                                     -------------     -------------
INTEREST INCOME
     Interest and fees on loans                                      $   3,500,837     $   3,163,073
     Federal funds sold                                                    168,785           166,911
     Investment securities:
          Taxable                                                          679,558           528,523
          Exempt from federal income tax                                   400,436           356,362
                                                                     -------------     -------------
               Total interest income                                     4,749,616         4,214,869
                                                                     -------------     -------------
INTEREST EXPENSE
     Deposits                                                            2,096,809         1,900,248
     Federal Home Loan Bank advances                                       114,625           137,082
     Short term borrowings                                                  41,695            17,219
                                                                     -------------     -------------
               Total interest expense                                    2,253,129         2,054,549
                                                                     -------------     -------------
NET INTEREST INCOME                                                      2,496,487         2,160,320

     Provision for loan losses                                              60,000            60,000
                                                                     -------------     -------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
 LOSSES                                                                  2,436,487         2,100,320
                                                                     -------------     -------------
OTHER INCOME
     Service charges on deposit accounts                                   125,078           121,031
     Gain on sale of loans, net                                              2,745            16,130
     Other income                                                           30,155            32,287
                                                                     -------------     -------------
               Total other income                                          157,978           169,448
                                                                     -------------     -------------
OTHER EXPENSE
     Salaries and employee benefits                                        745,100           591,912
     Occupancy expense                                                      37,418            35,094
     Equipment expense                                                     147,516           144,321
     Professional fees                                                      65,202            84,257
     Franchise tax                                                          88,082            90,272
     Other expenses                                                        380,337           329,751
                                                                     -------------     -------------
               Total other expense                                       1,463,655         1,275,607
                                                                     -------------     -------------
INCOME BEFORE INCOME TAXES                                               1,130,810           994,161
     Income taxes                                                          288,320           243,469
                                                                     -------------     -------------
NET INCOME                                                           $     842,490     $     750,692
                                                                     =============     =============
Earning per common share                                             $        1.19     $        1.06
                                                                     =============     =============
Average shares outstanding                                                 705,037           705,331
                                                                     =============     =============

See accompanying notes to the unaudited consolidated financial statements.

                               KILLBUCK BANCSHARES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                    SIX MONTHS ENDED JUNE 30, 2000

                                                            Accumulated
                                                               Other                       Total
                                     Common      Retained   Comprehensive   Treasury   Shareholders' Comprehensive
                                      Stock      Earnings   Income (Loss)    Stock        Equity        Income
                                   ----------   -----------   ---------    ---------    -----------   ----------
Balance, December 31, 1999         $8,846,670   $21,352,156   $(648,620)   $(633,488)   $28,916,718
     Net income                                   1,676,278                               1,676,278   $1,676,278
     Other comprehensive income:
          Net unrealized loss
          on securities                                        (135,151)                   (135,151)    (135,151)
                                                                                                      ----------
     Comprehensive income                                                                             $1,541,127
                                                                                                      ==========
     Purchase of Treasury stock                                              (52,414)       (52,414)
     Dividends paid                                (493,356)                               (493,356)
                                   ----------   -----------   ---------    ---------    -----------
Balance, June 30, 2000             $8,846,670   $22,535,078   $(783,771)   $(685,902)   $29,912,075
                                   ==========   ===========   =========    =========    ===========

See accompanying notes to the unaudited consolidated financial statements.

                                   KILLBUCK BANCSHARES, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                             2000               1999
                                                                         -------------     -------------
Operating Activities
     Net income                                                          $   1,676,278     $   1,480,405
     Adjustments to reconcile net income to net cash provided by
      Operating activities:
          Provision for loan losses                                            120,000           120,000
          Gain on sale of loans                                                 (4,822)          (30,938)
          Provision for depreciation and amortization                          200,030           193,196
          Origination of loans held for sale                                (1,354,120)       (2,899,650)
          Proceeds from the sale of loans                                    1,714,942         3,164,338
          Federal Home Loan Bank stock dividend                                (31,700)          (29,400)
          Increase in accrued interest and other assets                       (299,477)          (84,399)
          Decrease in accrued expenses and other liabilities                   (19,816)         (165,327)
                                                                         -------------     -------------
                   Net cash provided by operating activities                 2,001,315         1,748,225
                                                                         -------------     -------------
INVESTING ACTIVITIES
     Investment securities available for sale:
          Proceeds from maturities and repayments                            3,100,000        10,499,688
          Purchases                                                         (3,091,600)       (9,988,175)
     Investment securities held to maturity:
          Proceeds from maturities and repayments                              100,000           442,974
          Purchases                                                           (634,666)       (5,206,311)
     Net increase in loans                                                  (3,480,409)       (2,647,019)
     Purchase of premises and equipment                                       (356,021)         (272,947)
                                                                         -------------     -------------
               Net cash used in investing activities                        (4,362,696)       (7,171,790)
                                                                         -------------     -------------
FINANCING ACTIVITIES
     Net decrease in demand, money market and savings deposits              (1,797,731)       (2,900,797)
     Net increase in time deposits                                           7,379,943         2,350,762
     Repayment of Federal Home Loan Bank advances                             (544,707)         (798,718)
     Net decrease in short term borrowings                                    (605,000)         (215,000)
     Purchase of Treasury stock                                                (52,414)                -
     Dividends paid                                                           (493,356)         (423,199)
                                                                         -------------     -------------
               Net cash provided by (used in) financing activities           3,886,735        (1,986,952)
                                                                         -------------     -------------
Net increase (decrease) in cash and cash equivalents                         1,525,354        (7,410,517)
Cash and cash equivalents at beginning of period                            16,823,806        22,172,224
                                                                         -------------     -------------
Cash and cash equivalents at end of period                               $  18,349,160     $  14,761,707
                                                                         =============     =============
Supplemental Disclosures of Cash Flows Information
     Cash Paid During the Period For:
          Interest on deposits and borrowings                            $   4,332,598     $   4,076,413
                                                                         =============     =============
          Income taxes                                                   $     500,000     $     440,000
                                                                         =============     =============


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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the ability to control costs and expenses, and general economic conditions. Killbuck Bancshares, Inc. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Killbuck Savings Bank Company. As a result, references to the Company generally refer to the Bank unless the context indicates otherwise.

                           FINANCIAL CONDITION

Total assets at June 30, 2000 were $248,558,000 compared to $243,150,000 at December 31, 1999, an increase of $5,408,000 or 2.2%.

Cash and cash equivalents increased by $1,525,000 or 9.1% from December 31, 1999 to June 30, 2000, with federal funds sold increasing $2,400,000. This increase improved the Bank's liquidity position for loan demand and investment security purchases at June 30, 2000.

Total investments increased by $320,000 or 0.4% from December 31, 1999 to June 30, 2000. Available for sale U.S. Treasury securities maturing were replaced with available for sale U.S. Government Agencies securities while securities held to maturity increased by $497,000. The Bank had limited purchases of investment securities during the first six months of 2000 due to the uncertainty of interest rates.

Net loans increased by $3,360,000 or 2.4% from December 31, 1999 to June 30, 2000. An increase of $1,804,000 occurred in the consumer loan category while mortgage and home equity loan balances increased by $1,182,000 and commercial loans increased by $274,000. Loans at the new Sugarcreek branch totaled $1,052,000 at June 30, 2000.

Total deposits at June 30, 2000 were $207,321,000 compared to $201,738,000 at December 31, 1999, an increase of $5,583,000 or 2.8%. Time deposits increased $7,380,000, demand accounts decreased $3,759,000 and money market and savings accounts increased $1,962,000. Management attributes these changes to normal transfers of funds within the deposit accounts and a promotional time certificate being offered starting February 5, 2000. Deposits at the new Sugarcreek branch totaled $898,000 at June 30, 2000.

Federal Home Loan Bank advances and short term borrowings decreased $545,000 and $605,000 respectively at June 30, 2000 from December 31, 1999.

Shareholders' Equity increased by $995,000 or 3.4%, which was mainly due to earnings of $1,676,000 for the first six months of 2000 offset by a $135,000 increase in the unrealized loss on securities included in other comprehensive income, the purchase of Treasury stock for $52,000 and dividends paid totaling $493,000. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At June 30, 2000, the total capital ratio was 20.27%; the Tier I capital ratio was 19.02%, and the leverage ratio was 11.84%, compared to regulatory capital requirements of 8.0%, 4.0% and 4.0% respectively. These ratios are well in excess of regulatory capital requirements.

The Company opened and began operating its new branch in Sugarcreek, Ohio in February, 2000.

                              RESULTS OF OPERATIONS

           COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
           ---------------------------------------------------------

Total interest income of $9,261,000 for the six month period ended June 30, 2000, compares to $8,370,000 for the same period in 1999, an increase of $891,000 or 10.6%. The majority of the overall increase in total interest income is attributed to an increase in interest and fees on loans of approximately $543,000 or 60.9% of the overall increase. The increase in interest and fees on loans is due to increased volume in the loan portfolio and an increase in the yield on loans. Average loan balances were $145,950,000 for the first six months of 2000 compared to $139,846,000 for the first six months of 1999 and the yield on loans increased to 9.40% for the first six months of 2000 compared to 9.03% for the first six months of 1999. Investment income increased $382,000 or 21.3% for the six month period ended June 30, 2000 compared to the same period for 1999. The increase in investment income is also due to an increase in volume and an increase in the yield on investments. Average investment balances were $76,812,000 compared to $66,958,000 and the yields were 5.67% compared to 5.36% for the first six months of 2000 and 1999 respectively.

Total interest expense of $4,364,000 for the six month period ending June 30, 2000, represents an increase of $274,000 from the $4,090,000 reported for the same six month period in 1999. The increase in interest expense on deposits of $279,000 is due mainly to the increases in the volume of deposit accounts. Average interest bearing deposits were $177,317,000 for the first six months of 2000 compared to $166,769,000 for the first six months of 1999. The cost on interest bearing deposits was 4.59%, compared to 4.54% for the six month periods of 2000 and 1999 respectively.

Net interest income of $4,897,000 for the six months ended June 30, 2000, compares to $4,280,000 for the same six month period in 1999, an increase of $617,000 or 14.4%.

Total other income for the six month period ended June 30, 2000, of $315,000 compares to $324,000 for the same six month period in 1999, a decrease of $9,000 or 2.8%. The increase of $6,900 in service charges on deposit accounts was attributable to normal activity within the deposit accounts due to an increase in accounts. Gains on sale of loans decreased $26,000 due to decreased activity caused by rising fixed loan rates. Other income increased $11,000 due to an increase of $9,000 in alternative investment income. The increase in alternative investment income is attributable to increased activity in this area.

Total other expense of $2,858,000 for the six months ended June 30, 2000, compares to $2,530,000 for the same six month period in 1999. This represents an increase of $328,000 or 13.0%. Salary and employee benefits increased approximately $244,000 due to additional staff being hired as a result of opening the branch in Sugarcreek, Ohio and normal increases in salaries, staff additions and employee benefits. The increases in the remaining expense accounts were attributable to the opening of the branch in Sugarcreek, Ohio and increases in items that are normal and recurring in nature.

Net income for the six month period ended June 30, 2000, was $1,676,000, an increase of $196,000 or 13.2% from the $1,480,000 reported at June 30, 1999.

                                 RESULTS OF OPERATIONS

         COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
         -----------------------------------------------------------

Total interest income of $4,750,000 for the three month period ended June 30, 2000, compares to $4,215,000 for the same period in 1999, an increase of $535,000 or 12.7%. The majority of the overall increase in total interest income is attributed to an increase in interest and fees on loans of approximately $338,000 or 63.2% of the overall increase. The increase in interest and fees on loans is due to increased volume in the loan portfolio and an increase in the yield on loans. Average loan balances were $147,107,000 compared to $141,471,000 and the yield was 9.55% compared to 8.97% for this three month period of 2000 and 1999 respectively. The increase in interest on investment securities of $195,000 was due to an increase in the average balances outstanding of $76,113,000 for 2000 compared to $66,402,000 for 1999 and the yield was 5.69% compared to 5.35% for this three month period of 2000 and 1999 respectively.

Total interest expense of $2,253,000 for the three month period ending June 30, 2000, represents an increase of $198,000 from the $2,055,000 reported for the same three month period in 1999. The increase in interest expense on deposits of $197,000 is due mainly to increases in volume. Average interest bearing deposits were $179,691,000 for this three month period of 2000 compared to $168,007,000 for the same three months of 1999. The cost of interest bearing deposits was 4.68% compared to 4.54% for this three month period of 2000 and 1999 respectively.

Net interest income of $2,496,000 for the three months ended June 30, 2000, compares to $2,160,000 for the same three month period in 1999, an increase of $336,000 or 15.6%.

Total other income for the three month period ended June 30, 2000, of $158,000 compares to $169,000 for the same three month period in 1999, a decrease of $11,000 or 6.5%. The service fee income on deposits increased $4,000 due to an increase in the accounts being serviced. Gains on sale of loans decreased $13,000 due to the Bank's decreased activity caused by rising fixed loan rates.

Total other expense of $1,464,000 for the three months ended June 30, 2000, compares to $1,276,000 for the same three month period in 1999. This represents an increase of $188,000 or 14.7%. Salary and employee benefits increased $153,000 in part to new employees due to the opening of the branch in Sugarcreek, Ohio and normal recurring employee cost increases for salary, staff additions and employee benefits. The increase in other expenses of $51,000 was due in part to the opening of the branch in Sugarcreek, Ohio and increases in other expenses that are generally thought to be normal and recurring in nature.

Net income for the three month period ended June 30, 2000, was $842,000, an increase of $91,000 or 12.1% from the $751,000 reported at June 30, 1999.

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

Cash and amounts due from depository institutions and federal funds sold totaled $18,349,000 at June 30, 2000. These assets provide the primary source of liquidity for the Company. In addition, management has designated a substantial portion of the investment portfolio, $42,135,000 as available for sale and has an available unused line of credit of $8,000,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at June 30, 2000. As of June 30, 2000, the Company had commitments to fund loans of approximately $1,000,000.

Cash was provided during the six month period ended June 30, 2000, mainly from operating activities of $2.0 million, a net increase in deposits of $5.6 million and the maturities and repayments of investment securities of $3.2 million. Cash was used during the six month period ended June 30, 2000, mainly to fund a net increase in loans of $3.5 million, and the purchase of investment securities of $3.7 million and the purchase of fixed assets of $356,000. In addition, $1.1 million was used to reduce Federal Home Loan Bank advances and short term borrowings and $493,000 was used to pay dividends during the first six months of 2000. Cash and cash equivalents totaled $18.3 million at June 30, 2000, an increase of $1.5 million from $16.8 million at December 31, 1999.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

                                  RISK ELEMENTS
                                  -------------


The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at June 30, 2000, and December 31, 1999. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.
                                                      June 30, December 31,
                                                       2000        1999
                                                      ------      ------
                                                     (dollars in thousands)

Loans on nonaccrual basis                              $ 44        $287
Loans past due 90 days or more                          229         312
Renegotiated loans                                        -           -
                                                       ----        ----
               Total nonperforming loans                273         599

Other real estate                                         -           -
Repossessed assets                                        -           -
                                                       ----        ----
               Total nonperforming assets              $273        $599
                                                       ====        ====
Nonperforming loans as a percent of total loans       0.19%       0.42%

Nonperforming loans as a percent of total assets      0.11%       0.25%

Nonperforming assets as a percent of total assets     0.11%       0.25%

Management monitors impaired loans on a continual basis. As of June 2000, impaired loans had no material effect on the Company's financial position or results from operations.

The allowance for loan losses at June 30, 2000, totaled $2,021,000 or 1.4% of total loans as compared to $1,888,000 or 1.3% at December 31, 1999. Provisions for loan losses were $120,000 for the six months ended June 30, 2000 and $120,000 for the six months ended June 30, 1999.

The level of funding for the provision is a reflection of the overall loan portfolio. Nonperforming loans consist of approximately $15,000 in one to four family residential mortgages, $22,000 in commercial real estate, $135,000 in commercial loans and $101,000 in consumer loans. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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

         None

Item 2 - Changes in the rights of the Company's security holders

         None

Item 3 - Defaults by the Company on its senior securities

         None

Item 4 - Results of votes of security holders

         The following represents the results of matters submitted to a vote of the shareholders at the annual meeting held on April 10, 2000:

         Affixing the number of directors at ten for 2000:

         For        555,951
         Abstain      4,889
         Absent     144,400

         Election of Directors:

         The following directors were elected with terms to expire April 2003:

                                For     Abstain     Absent
                              -------   -------     -------
         Robert D. Bell       555,951     4,889     144,400
         Allan E. Mast        555,951     4,889     144,400
         Luther E. Proper     555,951     4,889     144,400

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

Killbuck Bancshares, Inc.


Date:                             By:/s/Luther E. Proper
     ---------------------           -------------------
                                     Luther E. Proper
                                     President and
                                     Chief Executive Officer




Date:                             By:/s/Diane Knowles
     ---------------------           ----------------
                                     Diane Knowles
                                     Chief Financial Officer