Form 10-Q
period 2000-09-30
KILLBUCK BANCSHARES INC
filed 2000-11-14
CIK 1060455

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  _X_   NO ___

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date:

         Class:  Common Stock, no par value
         Outstanding at November 1, 2000:  702,915

                            KILLBUCK BANCSHARES, INC.

                                      INDEX


                                                                                                 Page Number
                                                                                                 -----------

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements (Unaudited):

           Consolidated Balance Sheet (unaudited) as of
                September 30, 2000 and December 31, 1999                                              3

           Consolidated Statement of Income (unaudited)
                For the nine months ended September 30, 2000 and 1999                                 4

           Consolidated Statement of Income (unaudited)
                For the three months ended September 30, 2000 and 1999                                5

           Consolidated Statement of Changes in Shareholders' Equity (unaudited)
                For the nine months ended September 30, 2000                                          6

           Consolidated Statement of Cash Flows (unaudited)
                For the nine months ended September 30, 2000 and 1999                                 7

           Notes to Unaudited Consolidated Financial Statements                                       8

Item 2.         Management's Discussion and Analysis                                               9-15

PART II. OTHER INFORMATION

     Item 1.    Legal Proceedings                                                                    16

     Item 2.    Changes in Securities                                                                16

     Item 3.    Default Upon Senior Securities                                                       16

     Item 4.    Submissions of Matters to a Vote of Security Holders                                 16

     Item 5.    Other Information                                                                    16

     Item 6.    Exhibits and Reports on Form 8-K                                                     16

SIGNATURES                                                                                           17

                    KILLBUCK BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                             September 30,              December 31,
                                                                                 2000                      1999
                                                                             -------------             -------------
ASSETS
     Cash and cash equivalents:
         Cash and amounts due from depository institutions                   $  10,571,936             $   8,123,806
         Federal funds sold                                                      9,800,000                 8,700,000
                                                                             -------------             -------------
              Total cash and cash equivalents                                   20,371,936                16,823,806
                                                                             -------------             -------------

     Investment securities:
         Securities available for sale                                          46,268,196                42,311,490
         Securities held to maturity (market value of $35,569,212
          and $33,578,899)                                                      35,798,015                34,424,679
                                                                             -------------             -------------
              Total investment securities                                       82,066,211                76,736,169
                                                                             -------------             -------------

     Loans (net of allowance for loan losses of
      $2,029,652 and $1,887,773)                                               147,049,399               141,521,075
     Loans held for sale                                                                --                   356,000
     Premises and equipment, net                                                 4,004,233                 3,851,975
     Accrued interest                                                            2,302,717                 1,622,480
     Other assets                                                                2,121,527                 2,238,375
                                                                             -------------             -------------
              Total assets                                                   $ 257,916,023             $ 243,149,880
                                                                             =============             =============

LIABILITIES
     Deposits:
         Noninterest bearing demand                                          $  29,902,639             $  28,935,106
         Interest bearing demand                                                25,817,986                29,579,519
         Money market                                                           11,364,438                 8,746,151
         Savings                                                                28,469,192                28,173,933
         Time                                                                  119,000,997               106,303,749
                                                                             -------------             -------------
              Total deposits                                                   214,555,252               201,738,458
     Federal Home Loan Bank advances                                             6,442,155                 7,112,753
     Short term borrowings                                                       5,195,001                 4,900,000
     Accrued interest and other liabilities                                        522,655                   481,951
                                                                             -------------             -------------
              Total liabilities                                                226,715,063               214,233,162
                                                                             -------------             -------------

SHAREHOLDERS' EQUITY
     Common stock - no par value:  1,000,000 shares authorized,
      718,431 issued                                                             8,846,670                 8,846,670
     Retained earnings                                                          23,493,798                21,352,156
     Accumulated other comprehensive loss                                         (420,281)                 (648,620)
     Treasury stock, at cost (14,051 and 13,100 shares)                           (719,227)                 (633,488)
                                                                             -------------             -------------
              Total shareholders' equity                                        31,200,960                28,916,718
                                                                             -------------             -------------

              Total liabilities and shareholders' equity                     $ 257,916,023             $ 243,149,880
                                                                             =============             =============


See accompanying notes to the unaudited consolidated financial statements.

                            KILLBUCK BANCSHARES, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                                 Nine Months Ended
                                                                   September 30,
                                                            2000                  1999
                                                        -----------            -----------

INTEREST INCOME
     Interest and fees on loans                         $10,507,967            $ 9,458,423
     Federal funds sold                                     443,815                409,967
     Investment securities:
         Taxable                                          2,118,794              1,703,850
         Tax exempt                                       1,198,033              1,055,058
                                                        -----------            -----------
              Total interest income                      14,268,609             12,627,298
                                                        -----------            -----------

INTEREST EXPENSE
     Deposits                                             6,375,254              5,646,256
     Federal Home Loan Bank advances                        340,766                409,555
     Short term borrowings                                  128,342                 54,576
                                                        -----------            -----------
         Total interest expense                           6,844,362              6,110,387
                                                        -----------            -----------

NET INTEREST INCOME                                       7,424,247              6,516,911

Provision for loan losses                                   180,000                180,000
                                                        -----------            -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
 LOSSES                                                   7,244,247              6,336,911
                                                        -----------            -----------

OTHER INCOME
     Service charges on deposit accounts                    371,064                355,352
     Gain on sale of loans                                    4,534                 36,870
     Other income                                           101,833                 87,105
                                                        -----------            -----------
              Total other income                            477,431                479,327
                                                        -----------            -----------

OTHER EXPENSE
     Salaries and employee benefits                       2,064,780              1,899,644
     Occupancy expense                                      156,236                131,744
     Equipment expense                                      457,861                421,725
     Professional fees                                      196,700                213,357
     Franchise tax                                          256,031                268,874
     Other expenses                                       1,068,602                968,503
                                                        -----------            -----------
              Total other expense                         4,200,210              3,903,847
                                                        -----------            -----------

INCOME BEFORE INCOME TAXES                                3,521,468              2,912,391
     Income taxes                                           886,470                693,459
                                                        -----------            -----------

NET INCOME                                              $ 2,634,998            $ 2,218,932
                                                        ===========            ===========

EARNINGS PER SHARE                                      $      3.74            $      3.15
                                                        ===========            ===========

AVERAGE SHARES OUTSTANDING                                  705,014                705,331
                                                        ===========            ===========




See accompanying notes to the unaudited consolidated financial statements.

                            KILLBUCK BANCSHARES, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                                Three Months Ended
                                                                  September 30,
                                                           2000                  1999
                                                        ----------            ----------

INTEREST INCOME
     Interest and fees on loans                         $3,667,050            $3,160,547
     Federal funds sold                                    195,371               128,063
     Investment securities:
         Taxable                                           742,059               595,528
         Tax exempt                                        402,713               373,166
                                                        ----------            ----------
              Total interest income                      5,007,193             4,257,304
                                                        ----------            ----------

INTEREST EXPENSE
     Deposits                                            2,321,157             1,871,096
     Federal Home Loan Bank advances                       109,295               129,795
     Short term borrowings                                  49,732                19,176
                                                        ----------            ----------
              Total interest expense                     2,480,184             2,020,067
                                                        ----------            ----------

NET INTEREST INCOME                                      2,527,009             2,237,237

Provision for loan losses                                   60,000                60,000
                                                        ----------            ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
 LOSSES                                                  2,467,009             2,177,237
                                                        ----------            ----------

OTHER INCOME
     Service charges on deposit accounts                   130,381               121,556
     Gain on sale of loans                                      --                 5,933
     Other income                                           32,227                28,276
                                                        ----------            ----------
              Total other income                           162,608               155,765
                                                        ----------            ----------

OTHER EXPENSE
     Salaries and employee benefits                        644,919               723,584
     Occupancy expense                                      63,192                47,663
     Equipment expense                                     150,177               137,833
     Professional fees                                      40,867                55,122
     Franchise tax                                          90,260                92,114
     Other expenses                                        352,693               317,227
                                                        ----------            ----------
              Total other expense                        1,342,108             1,373,543
                                                        ----------            ----------

INCOME BEFORE INCOME TAXES                               1,287,509               959,459
     Income taxes                                          328,789               220,932
                                                        ----------            ----------

NET INCOME                                              $  958,720            $  738,527
                                                        ==========            ==========

EARNINGS PER SHARE                                      $     1.36            $     1.05
                                                        ==========            ==========

AVERAGE SHARES OUTSTANDING                                 704,715               705,331
                                                        ==========            ==========



See accompanying notes to the unaudited consolidated financial statements.

                            KILLBUCK BANCSHARES, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                                                                 Accumulated
                                                                                                                    Other
                                                                       Common               Retained            Comprehensive
                                                                        Stock               Earnings            Income (Loss)
                                                                    ------------          ------------          ------------

BALANCE, DECEMBER 31, 1999                                          $  8,846,670          $ 21,352,156          $   (648,620)
     Net income                                                                              2,634,998
     Other comprehensive income:
         Net unrealized income
             on securities net of tax of $117,629                                                                    228,339

     Comprehensive income

     Purchase of Treasury stock
     Dividends paid                                                                           (493,356)
                                                                    ------------          ------------          ------------

BALANCE, SEPTEMBER 30, 2000                                         $  8,846,670          $ 23,493,798          $   (420,281)
                                                                    ============          ============          ============





                                                                                              Total
                                                                     Treasury              Shareholders'       Comprehensive
                                                                       Stock                 Equity                Income
                                                                    ------------          ------------          ------------

BALANCE, DECEMBER 31, 1999                                          $   (633,488)         $ 28,916,718
     Net income                                                                              2,634,998          $  2,634,998
     Other comprehensive income:
         Net unrealized income
             on securities net of tax of $117,629                                              228,339               228,339
                                                                                                                ------------
     Comprehensive income                                                                                       $  2,863,337
                                                                                                                ============
     Purchase of Treasury stock                                          (85,739)              (85,739)
     Dividends paid                                                                           (493,356)
                                                                    ------------          ------------

BALANCE, SEPTEMBER 30, 2000                                         $   (719,227)         $ 31,200,960
                                                                    ============          ============




See accompanying notes to the unaudited consolidated financial statements.

                            KILLBUCK BANCSHARES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                      2000                     1999
                                                                                  ------------             ------------
OPERATING ACTIVITIES
     Net income                                                                   $  2,634,998             $  2,218,932
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                     180,000                  180,000
         Depreciation, amortization and accretion, net                                 312,883                  287,594
         Gain on sale of loans                                                          (4,534)                 (36,870)
         Origination of loans held for sale                                         (2,082,920)              (3,422,150)
         Proceeds from the sale of loans                                             2,443,454                3,692,771
         Loss on sale of real estate                                                        --                    9,104
         Federal Home Loan Bank stock dividend                                         (48,700)                 (44,400)
         Increase in accrued interest and other assets                                (681,018)                (329,047)
         Increase (decrease) in accrued expenses and other liabilities                  40,704                 (157,129)
                                                                                  ------------             ------------
              Net cash provided by operating activities                              2,794,867                2,398,805
                                                                                  ------------             ------------

INVESTING ACTIVITIES
     Investment securities available for sale:
         Proceeds from maturities and repayments                                     3,500,000               12,272,655
         Purchases                                                                  (7,055,168)             (13,593,307)
     Investment securities held to maturity:
         Proceeds from maturities and repayments                                       250,000                  555,450
         Purchases                                                                  (1,680,091)              (6,742,769)
     Net increase in loans                                                          (5,708,324)              (1,254,258)
     Purchase of premises and equipment                                               (415,256)                (450,597)
     Decrease in other real estate owned                                                    --                   73,334
                                                                                  ------------             ------------
              Net cash used in investing activities                                (11,108,839)              (9,139,492)
                                                                                  ------------             ------------

FINANCING ACTIVITIES
     Net increase in demand, money market
      and savings deposits                                                             119,546                1,950,533
     Increase in time deposits                                                      12,697,248                2,237,430
     Repayment of Federal Home Loan Bank advances                                     (670,598)              (1,011,715)
     Net increase in short term borrowings                                             295,001                  185,001
     Purchase of Treasury stock                                                        (85,739)                      --
     Dividends paid                                                                   (493,356)                (423,199)
                                                                                  ------------             ------------
              Net cash provided by financing activities                             11,862,102                2,938,050
                                                                                  ------------             ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 3,548,130               (3,802,637)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    16,823,806               22,172,224
                                                                                  ------------             ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 20,371,936             $ 18,369,587
                                                                                  ============             ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
     Cash paid during the period for:
         Interest on deposits and borrowings                                      $  6,811,226             $  6,114,723
                                                                                  ============             ============
         Income taxes                                                             $    859,236             $    710,417
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

             COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000
                              AND DECEMBER 31, 1999

Total assets at September 30, 2000 were approximately $257,917,000 compared to $243,150,000 at December 31, 1999.

Cash and cash equivalents increased by $3,548,000 or 21.1% from December 31, 1999, to September 30, 2000, with liquid funds held in the form of federal funds sold increasing $1,100,000 and cash and amounts due from depository institutions increasing $2,448,000.

Investment securities available for sale increased by $3,957,000 or 9.4% from December 31, 1999. Investments held to maturity increased $1,373,000 or 4.0%. The Company increased purchases of investment securities due to a rise in investment interest rates.

The net loan portfolio increased by $5,528,000 or 3.9% from December 31, 1999, to September 30, 2000. An increase of $973,000 occurred in the commercial loan category while real estate and consumer loan balances increased $1,981,000 and $1,652,000 respectively. Management attributes the increase in commercial, real estate, and consumer loan balances to the local economic conditions. The increase in real estate loans is also attributable to a decrease in the Company selling their real estate loans in the secondary market due to higher interest rates.

Total deposits at September 30, 2000 were $214,555,000 compared to $201,738,000 at December 31, 1999, an increase of $12,817,000 or 6.4%. Money market accounts increased $2,618,000 and time deposits increased $12,697,000. Interest bearing demand decreased $3,762,000. Management attributes the changes to normal transfers of funds within the deposit accounts, a promotional time certificate being offered starting in February, 2000 and competitive time deposit rates. Deposits at the Sugarcreek branch which opened in February 2000 totaled $1,929,000 at September 30, 2000.

Shareholders' Equity increased by $2,284,000 or 7.9% for the first nine months of 2000, due to net earnings of $2,635,000 and an increase in net unrealized income on securities of $228,000, offset by the payment of $493,000 in the dividends and the purchase of treasury stock of $86,000. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance with the regulatory guidelines. At September 30, 2000, the total capital ratio was 20.31%; the Tier I capital ratio was 19.06%, and the leverage ratio was 11.87%, compared to regulatory capital requirements of 8.0%, 4.0% and 4.0% respectively. These ratios are well in excess of regulatory capital requirements.

The Bank has received regulatory approval for a new branch in Apple Valley, Ohio. The Bank estimates construction to begin in November 2000 with completion anticipated in the summer of 2001.

                              RESULTS OF OPERATIONS

         COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Total interest income of $14,269,000 for the nine month period ended September 30, 2000, compares to $12,627,000 for the same period in 1999, an increase of $1,642,000 or 13.0%. The majority of the overall increase in total interest income is attributed to an increase in interest and fees on loans of $1,050,000 or 63.9% of the overall increase. The increase in interest and fees on loans is due to increased volume in the loan portfolio and a rise in loan yields. Average loan balances were $146,659,000 for the first nine months of 2000 compared to $139,747,000 for the first nine months of 1999. The annualized yield on loans was 9.54% for the nine month period ended September 30, 2000 and 9.02% for the comparable 1999 period. The increase in interest on investment securities of $558,000 is due mainly to an increase in average balances of $9,449,000 outstanding for 2000 compared to 1999.

Total interest expense of $6,844,000 for the nine month period ending September 30, 2000, represents an increase of $734,000 from the $6,110,000 reported for the same nine month period in 1999. The increase in interest expense on deposits of $729,000 is due to increases in volume and deposit rates. Average interest bearing deposit balances were $179,826,000 for the first nine months of 2000 compared to $167,575,000 for the first nine months of 1999. The annualized cost of deposits was 4.71% and 4.49% for the nine month periods ended September 30, 2000 and 1999 respectively. A decrease of $69,000 for interest expense incurred on Federal Home Loan Bank advances, due to the average outstanding balance of Federal Home Loan Bank advances decreasing $1,268,000 for the nine months ended September 30, 2000 compared to 1999.

Net interest income of $7,424,000 for the nine months ended September 30, 2000, compares to $6,517,000 for the same nine month period in 1999, an increase of $907,000 or 13.9%.

Total other income for the nine month period ended September 30, 2000, of $477,000 compares to $479,000 for the same nine month period in 1999, a decrease of $2,000 or 0.4%. The service charge income on deposits increased $16,000 due to an increase in the number of accounts being serviced. Gains on sale of loans decreased $27,000 due to the Company's decreased involvement in offering fixed rate loans for sale in the secondary market caused by rising fixed loan rates. The increase in other income of $15,000 is mostly attributable to an increase of $14,000 in alternative investment income due to increased activity in this area.

Total other expense of $4,200,000 for the nine months ended September 30, 2000, compares to $3,904,000 for the same nine month period in 1999. This represents an increase of $296,000 or 7.6%. Salary and employee benefits increased $165,000 or 8.7%. The increase in salary and employee benefits is attributable to an increase in staff due to the addition of the branch in Sugarcreek, Ohio and normal wage and benefit increases. The increase in other expenses of $100,000 was due in part to the costs associated with operating an additional branch. Expenses such as stationary, supplies, printing, and advertising showed significant increases. Increases in other expenses were brought about by those items that are generally thought to be normal and recurring in nature.

Net income for the nine month period ended September 30, 2000, was $2,635,000, an increase of $416,000 or 18.7% from the $2,219,000 reported at September 30, 1999.

        COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Total interest income of $5,007,000 for the three month period ended September 30, 2000, compares to $4,257,000 for the same period in 1999, an increase of $750,000 or 17.6%. The majority of the overall increase in total interest income is attributed to an increase in interest and fees on loans of $507,000 or 67.6% of the overall increase. The increase in interest and fees on loans is due to increased volume in the loan portfolio and a rise in loan yields. Average loan balances were $148,077,000 for this three months of 2000 compared to $139,547,000 for the same three months of 1999. The annualized yield on loans was 9.83% and 8.99% for the three month periods ended September 30, 2000 and 1999 respectively. The increase in interest on investment securities of $176,000 is due mainly to an increase in average balances outstanding for 2000 compared to 1999 of $8,639,000.

Total interest expense of $2,480,000 for this three month period ending September 30, 2000, represents an increase of $460,000 from the $2,020,000 reported for the same three month period in 1999. The increase in interest expense on deposits of $450,000 is due to increases in volume and deposit rates. Average interest bearing deposit balances were $184,843,000 for this three month period of 2000 compared to $169,186,000 for the same three months of 1999. The annualized cost on deposits was 4.96% and 4.42% for the three month periods ended September 30, 2000 and 1999 respectively. This increase was offset by a decrease in interest expense of $21,000 for Federal Home Loan Bank advances. The average outstanding balance of Federal Home Loan Bank advances decreased $1,161,000 for the third quarter for 2000 compared to 1999.

Net interest income of $2,527,000 for the three months ended September 30, 2000, compares to $2,237,000 for the same three month period in 1999, an increase of $290,000 or 13.0%.

Total other income for the three month period ended September 30, 2000, of $163,000 compares to $156,000 for the same three month period in 1999, an increase of $7,000 or 4.5%. The service charge income on deposits increased $9,000, caused by an increase in the number of accounts being serviced. Gains on sale of loans decreased $6,000 due to the Company's decreased involvement in offering fixed rate loans for sale in the secondary market caused by rising fixed loan rates.

Total other expense of $1,342,000 for the three months ended September 30, 2000, compares to $1,374,000 for the same three month period in 1999. This represents a decrease of $32,000 or 2.3%. Salary and employee benefits expense decreased $79,000 due to a three pay month in July, 1999, compared to a normal two pay month in July, 2000 and a decrease in employee benefits, offset by increases in wages due to an increase in staff due to the addition of the branch in Sugarcreek, Ohio and normal wage and benefits increases. The increase in other expenses of $35,000 was due in part to significant increases in credit card processing and advertising of $12,000 and $10,000, respectively. Increases in other expenses were brought about by those items that are generally thought to be normal and recurring in nature and by costs associated with the new branch in Sugarcreek, Ohio.

Net income for the three month period ended September 30, 2000, was $959,000, an increase of $220,000 or 29.8% from the $739,000 reported for the three month period ended September 30, 1999.

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

Cash and amounts due from depository institutions and federal funds sold totaled $20,372,000 at September 30, 2000. These assets provide the primary source of liquidity for the Company. In addition, management has designated a substantial portion of the investment portfolio, $46,268,000 as available for sale and has an available unused line of credit of $12,832,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at September 30, 2000.

Cash was provided during the nine month period ended September 30 2000, mainly from proceeds from the maturity and repayment of investment securities of $3.8 million, an increase in deposits of $12.8 million and $2.8 million from operating activities. Cash was used during the nine month period ended September 30, 2000, mainly for the purchase of investment securities of $8.7 million and to fund a net increase in loans of $5.7 million. In addition, $1.6 million was also used to reduce Federal Home Loan Bank advances, purchase of premises and equipment and pay dividends during the first nine months of 2000. Cash and cash equivalents totaled $20.4 million at September 30, 2000, an increase of $3.6 million from $16.8 million at December 31,1999.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

                                  RISK ELEMENTS

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at September 30, 2000, and December 31, 1999. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans in which the terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.


                                                         September 30,     December 31,
                                                             2000             1999
                                                             ----             ----
                                                            (dollars in thousands)

Loans on nonaccrual basis                                    $100             $287
Loans past due 90 days or more                                358              312
Renegotiated loans                                             --               --
                                                             ----             ----
              Total nonperforming loans                       458              599

Other real estate                                              --               --
Repossessed assets                                             --               --
                                                             ----             ----
              Total nonperforming assets                     $458             $599
                                                             ====             ====

Nonperforming loans as a percent of total loans              0.31%            0.42%

Nonperforming loans as a percent of total assets             0.18%            0.25%

Nonperforming assets as a percent of total assets            0.18%            0.25%


Management monitors impaired loans on a continual basis. As of September 30, 2000, impaired loans had no material effect on the company's financial position or results from operations.

The allowance for loan losses at September 30, 2000, totaled $2,030,000 or 1.4% of total loans as compared to $1,888,000 or 1.3% at December 31, 1999. Provisions for loan losses were $180,000 and $180,000 for the nine months ended September 30, 2000 and 1999 respectively.

The level of funding for the provision is a reflection of the overall increase in loans and is not an indication of any decline in the quality of the loan portfolio. Nonperforming loans consist of approximately $82,000 in one to four family residential mortgages, $2,000 in commercial real estate, $111,000 in commercial loans and $263,000 in consumer loans. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management performs a quarterly evaluation of the allowance for loan losses. The evaluation incorporates internal loan review, actual historical losses, as well as any negative economic trends in the local market. The evaluation is presented to and approved by the Board of Directors of the Company. Management, through the use of the quarterly evaluation, believes that the allowance is maintained at an adequate level.

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

                                    Killbuck Bancshares, Inc.


Date:  November 13, 2000                   By: /s/ Luther E. Proper
       ------------------                  ------------------------------
                                           Luther E. Proper
                                           President and
                                           Chief Executive Officer


Date:  November 13, 2000                   By: /s/ Diane Knowles
       ------------------                  ------------------------------
                                           Diane Knowles
                                           Chief Financial Officer