Form 10-K
period 2000-12-31
KILLBUCK BANCSHARES INC
filed 2001-03-30
CIK 1060455

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 [FEE REQUIRED]

         For the Fiscal Year Ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ___________to ___________.

                          Commission File No. 000-24147

                            Killbuck Bancshares, Inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                           34-1700284
-------------------------------------------------------      ----------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                              165 North Main Street
                              Killbuck, Ohio 44637
    -----------------------------------------------------------------------
                    (Address of principal executive offices)

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

Common Stock No Par Value                               None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, calculated by reference to the stock valuation done on Killbuck Bancshares, Inc. common stock as of December 31, 2000 was $ 66,432,939 (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

There were 702,548 shares of no par value common stock outstanding as of December 31, 2000.

DOCUMENTS INCORPORATED BY REFERENCE


1. Portions of the Annual Report to Shareholders for the Year ended December 31, 2000. (Part II, III and IV)

2. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2001 for the Year ended December 31, 2000. (Part III)

                                 FORM 10-K INDEX


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

ITEM 1.  BUSINESS

Killbuck Bancshares, Inc. (the "Company") was incorporated under the laws of the State of Ohio on November 29, 1991 at the direction of management of the Killbuck Savings Bank Company (the "Bank,") for the purpose of becoming a bank holding company by acquiring all of the outstanding shares of the Bank. In November, 1992, the Company became the sole shareholder of the Bank. The Bank carries on business under the name "The Killbuck Savings Bank Company." The principal office of the Company is located at 165 N. Main Street, Killbuck, Ohio. The Killbuck Savings Bank Company was established under the banking laws of the State of Ohio in November, 1900.

The Bank is headquartered in Killbuck, Ohio, which is located in the northeast portion of Ohio, in the County of Holmes. Holmes County has a population of approximately 35,000.

The Bank provides a wide range of retail banking services to individuals and small to medium-sized businesses. These services include various deposit products, business and personal loans, credit cards, residential mortgage loans, home equity loans, internet banking, bill payment, and other consumer oriented financial services including IRA accounts, safe deposit and night depository facilities. The Bank also has automatic teller machines located at all locations providing 24 hour banking service to our customers. The Bank belongs to MAC, a national ATM network with thousands of locations nationwide. Neither the Company nor the Bank has any foreign operations, assets, investments or deposits.

The Company has one wholly owned subsidiary, The Killbuck Savings Bank Company. The Bank has seven full service offices, with five in Holmes County, one in Knox County and one in Tuscarawas County. The new full service branch facility in Sugarcreek, Ohio in Tuscarawas County opened in February, 2000. On November 21, 1998 the merger of Commercial and Savings Bank Company of Danville, Ohio with and into The Killbuck Savings Bank Company, with Killbuck Savings Bank being the surviving bank was completed using the purchase method of accounting. Commercial and Savings Bank Company had total assets of approximately $15.6 million on the date of the merger and operated out of one location in Danville, Ohio in Knox County.

On April 13, 1998, the Board of Directors authorized an increase in the authorized common shares from 200,000 to 1,000,000 shares and also authorized a 5 for 1 stock split of common stock to shareholders of record on May 1, 1998.

The Company, through its subsidiary, The Killbuck Savings Bank Company, conducts the business of a commercial banking organization. At December 31, 2000, the Company and its subsidiary had consolidated total assets of $262,000,029, and consolidated total equity of $31,741,165. The capital of the Company consists of 1,000,000 authorized shares of capital stock, no par value of which 702,548 shares were outstanding at December 31, 2000 to 963 shareholders.

The Bank is a state banking Company. The Bank is regulated by the Ohio Division of Financial Institutions ("ODFI") and its deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law and, as a subsidiary of the Company, is regulated by the Federal Reserve Board.

EMPLOYEES

As of December 31, 2000, the Bank had 76 full-time and 31 part-time employees. The Company had no employees. The Bank provides a number of benefits for its full-time employees, including health and life insurance, pension, workers' compensation, social security, paid vacations, and numerous bank services. No employees are union participants or subject to a collective bargaining agreement.

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

There are six financial institutions operating in Holmes County. As of June 30, 2000 (the most recent date for which information is available) the Commercial and Savings Bank, Millersburg had the largest market share with $205 million in total deposits as of such date, representing a market share of 44.26%. The Bank had the second largest market share with deposits of $188 million as of such date, representing a market share of 40.58%. Commercial and Savings Bank had total assets as of December 31, 2000, of $325 million compared to the Bank's total assets of $262 million as of such date.

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

At December 31, 2000, the Company's respective total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory requirements. See Note 16 in the audited consolidated financial statements included in the Annual Report and incorporated herein by reference in the report as Exhibit 13.

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

DIVIDEND REGULATION

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by the Bank. Generally, the Bank may not declare a dividend, without the approval of the ODFI, if the total of dividends declared in a calendar year exceeds the total of its net profits for that year combined with its retained profits of the preceding two years.

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

The Financial Services Modernization Act defines "financial in nature" to include"

o        securities underwriting, dealing and market making;

o        sponsoring mutual funds and investment companies;

o        insurance underwriting and agency;

o        merchant bank activities

o and activities that the Federal Reserve Board has determined to be closely relating to banking.

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

The United States Congress has periodically considered and adopted legislation, such as the Gramm-Leach-Bliley Act, which has resulted in further deregulation of both banks and other financial institutions, including mutual funds, securities brokerage firms and investment banking firms. No assurance can be given as to whether any additional legislation will be adopted or as to the effect such legislation would have on the business of the Bank or the Company.

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

MONETARY POLICIES

The earnings of the Company are dependent upon the earnings of its wholly owned subsidiary bank. The earnings of the subsidiary bank are affected by the policies of regulatory authorities, including the Ohio Division of Financial Institutions, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. The policies and regulations of the regulatory agencies have had and will continue to have a significant effect on deposits, loans and investment growth, as well as the rate of interest earned and paid, and therefore will affect the earnings of the subsidiary bank and the Company in the future, although the degree of such impact cannot accurately be predicted.

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

ITEM 2. DESCRIPTION OF PROPERTY

PROPERTIES

The Company owns no real property but utilizes the main office of the Bank. The Company's and the Bank's executive offices are located at 165 North Main Street, Killbuck, Ohio. The Company pays no rent or other form of consideration for the use of this facility. All offices are owned by the Bank. The Bank has five offices located in Holmes County (1), one in Knox County (2), and one in Tuscarawas County (3). The new full service branch facility in Sugarcreek, Ohio opened in February, 2000. The Bank's total investment in office property and equipment was $7.8 million with a net book value $4.5 million at December 31, 2000. The offices are at the following locations. A new full service branch facility in Howard, Ohio (Knox County) is anticipated to open in June, 2001.

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

Sugarcreek Branch (3)
1035 W. Main Street
Sugarcreek, Ohio 44681


ITEM 3 LEGAL PROCEEDINGS

Neither the Bank nor the Company is involved in any material legal proceedings. The Bank, from time to time, is a party to litigation, which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. In the opinion of management the resolution of any such issues would not have a material adverse impact on the financial position, results of operation, or liquidity of the Bank or the Company.

ITEM 4 SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

As of December 31, 2000, the Company had 963 shareholders of record who collectively held 702,548 of the 1,000,000 authorized shares of the Company's no par value stock.

There is no established public trading market for the Company's common stock and the shares of the Company are not listed on any exchange. Sale price information is based on information reported to the Company by individual buyers and sellers of the Company stock. The following table summarizes the high and low prices and dividend information for 2000 and 1999. Cash dividends are paid on a semi-annual basis.


                                                                     Cash
                                                                  Dividends
   Quarter Ended                    High              Low            Paid
   -------------                    ----              ---            ----

2000    March 31                    $96.77           $86.17          N/A
        June 30                      88.46            86.64          .70
        September 30                 92.13            89.54          N/A
        December 31                  94.56            92.64          .75

1999    March 31                    $92.88           $92.03          N/A
        June 30                      94.47            93.48          .60
        September 30                 94.87            93.62          N/A
        December 31                  96.33            96.12          .65

The Company has paid regular semi-annual cash dividends since it became a bank holding company in 1992, and assuming the ability to do so, it is anticipated that the Company will continue to declare regular semi-annual cash dividends.

For information on dividends per share, net income per share and ratio of dividends to net income per share see the Selected Financial Data of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2000, included in this report as Exhibit 13 and is incorporated herein by reference.

The ability of the Company to pay dividends will depend on the earnings of its subsidiary bank and its financial condition, as well as other factors such as market conditions, interest rates and regulatory requirements. Therefore, no assurances may be given as to the continuation of the Company's ability to pay dividends or maintain its present level of earnings. For a discussion on subsidiary dividends see Note 15 to the audited Consolidated Financial Statements of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2000, included in this report as Exhibit 13 and is incorporated herein by reference.

The common stock of the Company is not subject to any redemption provisions or restrictions on alienability. The common stock is entitled to share pro rata in dividends and in distributions in the event of dissolution or liquidation. There are no options, warrants, privileges or other rights with respect to Company stock at the present time, nor are any such rights proposed to be issued.

ITEM 6  SELECTED FINANCIAL DATA

Selected Financial Data of the annual report to shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2000, included in this report as Exhibit 13, is incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2000, included in this report as Exhibit 13, is incorporated herein by reference. Additional statistical information noted below is provided pursuant to Guide 3, Statistical Disclosure by Bank Holding Companies.

Investment Portfolio

     Book Value of Investments

         Book values of investment securities at December 31 are as follows (in thousands):


                                                       December 31,
                                           -------------------------------------
                                             2000          1999           1998
                                           -------        -------        -------

Securities available for sale:
  U.S. Treasury securities                 $    --        $ 3,000        $ 9,372
  Obligations of U.S. Government
   Agencies and Corporations                46,157         38,150         28,755
  Equity securities                          1,320          1,161          1,101
                                           -------        -------        -------

  Total available for sale                  47,477         42,311         39,228
                                           -------        -------        -------

Securities held to maturity:
  Obligations of States and
   Political subdivisions                   34,514         32,797         25,909
  Corporate securities                       1,616          1,628          1,640
                                           -------        -------        -------

  Total held to maturity                    36,130         34,425         27,549
                                           -------        -------        -------

Total                                      $83,607        $76,736        $66,777
                                           =======        =======        =======

MATURITY SCHEDULE OF INVESTMENTS

The following table presents the investment portfolio, the weighted average yield and maturities at December 31, 2000 (dollars in thousands):

                                                         After three months but       After one year but
                                 Within three months         Within one year           Within five years
                                   Amount     Yield         Amount      Yield          Amount       Yield
                                   ------     -----         ------      -----          ------       -----
Available for Sale (1)
   Obligations of U.S.
    Government Agencies
    and Corporations                $500      5.41%         $4,985      5.54%          $32,168      6.27%

   Equity securities(2)               --        --              --        --                --        --
                                    ----      ----          ------      ----           -------      ----

Total                               $500      5.41%         $4,985      5.54%          $32,168      6.27%
                                    ====      ====          ======      ====           =======      ====

Held to Maturity
   Obligations of States and
    Political subdivisions (3)      $351      4.62%         $1,737      5.39%          $11,476      4.81%

   Corporate bonds                    --        --              --        --             1,260      5.72
                                    ----      ----          ------      ----           -------      ----

Total                               $351      4.62%         $1,737      5.39%          $12,736      4.90%
                                    ====      ====          ======      ====           =======      ====


                                         After five but
                                        Within ten years        After 10 years
                                       Amount       Yield      Amount      Yield       Total
                                       ------       -----      ------      -----       -----
Available for Sale (1)
   Obligations of U.S.
    Government Agencies
    and Corporations                   $ 8,504      7.16%      $   --        --%      $46,157

   Equity securities(2)                     --        --        1,320      6.75         1,320
                                       -------      ----       ------      ----       -------

Total                                  $ 8,504      7.16%      $1,320      6.75%      $47,477
                                       =======      ====       ======      ====       =======

Held to Maturity
   Obligations of States and
    Political subdivisions (3)         $17,605      4.67%      $3,346      4.85%      $34,515

   Corporate bonds                         355      6.62           --        --         1,615
                                       -------      ----       ------      ----       -------

Total                                  $17,960      4.71%      $3,346      4.85%      $36,130
                                       =======      ====       ======      ====       =======


(1) The weighted average yield has been computed using the historical amortized cost for available for sale securities.

(2) Equity securities, which have no stated maturity, are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank and the Great Lakes Bankers Bank.

(3) Weighted average yields on nontaxable obligations have been computed based on actual yield stated on the security.

Excluding holdings of U.S. Treasury and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the Bank's shareholder equity at December 31, 2000.

TYPES OF LOANS

The following table presents the composition of the loan portfolio and the percentage of loans by type as follows (dollars in thousands):


                                                                                                    December 31
                                              2000                        1999                         1998
                                     -----------------------     ---------------------         ----------------------
                                                    % of                      % of                           % of
                                      Amount     Total Loans      Amount   Total Loans          Amount    Total Loans
                                      ------     -----------      ------   -----------          ------    -----------

   Real estate-residential           $ 53,529       35.3%        $ 48,960      34.0 %          $ 49,226      35.7%
   Real estate-farm                     3,945        2.6            4,380       3.0               4,376       3.2
   Real estate-commercial              23,063       15.2           23,718      16.5              22,713      16.4
   Real estate-construction             2,044        1.3            1,397       1.0               1,238        .9
   Commercial and other                38,355       25.3           37,767      26.3              37,753      27.4
   Consumer and credit card            30,864       20.3           27,555      19.2              22,585      16.4
                                     --------     ------         --------    ------            --------     -----
                                     $151,800     100.00%        $143,777    100.00%           $137,891     100.0%
                                     ========     ======         ========    ======            ========     =====


                                                                  December 31
                                                    1997                             1996
                                            ----------------------          -----------------------
                                                          % of                             % of
                                             Amount    Total Loans           Amount     Total Loans
                                             ------    -----------           ------     -----------

   Real estate-residential                  $ 41,473       34.0%            $ 39,820       34.2%
   Real estate-farm                            3,847        3.1                4,589        3.9
   Real estate-commercial                     21,205       17.4               18,088       15.6
   Real estate-construction                      783         .6                1,947        1.7
   Commercial and other                       33,745       27.7               34,036       29.3
   Consumer and credit card                   20,981       17.2               17,779       15.3
                                            --------      -----             --------      -----
                                            $122,034      100.0%            $116,259      100.0%
                                            ========      =====             ========      =====

The largest category of loans comprising the Bank's loan portfolio is residential real estate loans. These loans are primarily single-family residential real estate loans secured by a first mortgage on the dwelling. The risks associated with these loans are primarily the risk of default in repayment and inadequate collateral. The second largest loan segment of the Bank's loan portfolio is the commercial and other category. The loans comprising this category represent loans to business interest, located primarily within the Bank's defined market areas, with no significant industry concentration. Commercial loans include both secured and unsecured loans. The risks associated with these loans are principally the risk in default of the repayment of principal resulting from economic problems of the commercial customer, economic downturn effecting the market in general and in the case of secured loans inadequate collateral. Consumer and credit card loans comprise the next largest area of the Bank's loan portfolio. These loans include consumer installment, including automobile loans as well as personal and credit card loans. The risks inherent in these loans include the risk of default in principal repayment and in the case of secured loans, the risk of inadequate collateral. Real estate commercial loans represent the next largest category and include development loans as well as investment commercial real estate loans. These loans have risks, which include the risk of default in the repayment of principal and inadequate collateral as well as the risk of cash flow interruption due to, in the case of rental real estate, the inability to obtain or collect adequate rental rates.

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATE

The following table presents maturity distribution and interest rate sensitivity of real estate - commercial, real estate - construction and commercial and other loans at December 31, 2000 (dollars in thousands):

                                          After 1 Year
                                 Within      Within
                                 1 Year      5 Years   After 5 Years    Total
                                 ------      -------   -------------    -----

Real estate - commercial        $   233      $ 1,432      $21,398      $23,063
Real estate - construction        2,044           --           --        2,044
Commercial and other             18,040       14,997        5,318       38,355
                                -------      -------      -------      -------
                                $20,317      $16,429      $26,716      $63,462
                                =======      =======      =======      =======

Fixed interest rates            $ 5,648      $ 9,948      $ 2,562      $18,158
Variable interest rates          14,669        6,481       24,154       45,304
                                -------      -------      -------      -------
                                $20,317      $16,429      $26,716      $63,462
                                =======      =======      =======      =======

RISK ELEMENTS

Loans are subject to ongoing periodic monitoring by management and the board of directors. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower. At December 31, 2000 the majority (73.22%) of the non-accrual loans is comprised of two loans. One is a commercial loan for $49,800 and the other one is a commercial real estate loan for $168,500. The commercial loan is secured by wood working equipment valued at $35,000. The commercial real estate loan is secured by commercial real estate appraised for $142,000. The following table presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, renegotiated loans, other real estate and repossessed assets at December 31, (dollars in thousands).

                                                                         December 31,
                                                       ------------------------------------------------
                                                       2000       1999       1998       1997       1996
                                                       ----       ----       ----       ----       ----

   Loans on nonaccrual basis                           $298       $287       $ 21       $121       $ 31
   Loans past due 90 days or more                       340        312        155         75        122
   Renegotiated loans                                    --         --         --         --         --
                                                       ----       ----       ----       ----       ----
       Total nonperforming loans                        638        599        176        196        153

   Other real estate                                     --         --         73         --         --
   Repossessed assets                                    --         --         --         --         --
                                                       ----       ----       ----       ----       ----
       Total nonperforming assets                      $638       $599       $249       $196       $153
                                                       ====       ====       ====       ====       ====

Nonperforming loans as a percent of total loans         .42%       .42%       .13%       .16%       .13%
                                                       ====       ====       ====       ====       ====

Nonperforming loans as a percent of total assets        .24%       .25%       .08%       .10%       .08%
                                                       ====       ====       ====       ====       ====

Nonperforming assets as a percent of total assets       .24%       .25%       .11%       .10%       .08%
                                                       ====       ====       ====       ====       ====

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $10,013 and the amount of interest income that was recognized was $-0- for the year ended December 31, 2000.

There are no loans as of December 31, 2000, other than those disclosed above and discussed in the annual report in the provision for loan loss section incorporated herein by reference in the report as Exhibit 13 as either nonperforming or impaired, where known information about the borrower caused management to have serious doubts about the borrower's ability to comply with their contractual repayment obligations. There are no concentration of loans to borrowers engaged in similar activities, which exceed 10% of total loans that management is aware of. Based upon the ongoing quarterly review and assessment of credit quality, management is not aware of any trends or uncertainties related to any accounts which might have a material adverse effect on future earnings, liquidity or capital resources.

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

                                                                                 Year Ended December 31,
                                                           --------------------------------------------------------------------
                                                             2000           1999           1998           1997           1996
                                                             ----           ----           ----           ----           ----
Allowance for loan losses at beginning of year             $  1,887       $  1,851       $  1,745       $  1,653       $  1,545
Provision charged to expense                                    540            240            183            180            180
Charge-offs:
   Real estate-residential                                        0              0              1              0              0
   Real estate-farm                                               0              0              0              0              0
   Real estate-commercial                                         0              0              0              0              0
   Real estate-construction                                       0              0              0              0              0
   Commercial and other                                          42            171             35             20             12
   Consumer and credit card                                     207            113            181            170             99
                                                           --------       --------       --------       --------       --------
       Total charge-offs                                        249            284            217            190            111
                                                           --------       --------       --------       --------       --------

Recoveries:
   Real estate-residential                                        0              0              0              0              0
   Real estate-farm                                               0              0              0              0              0
   Real estate-commercial                                         0              0              0              0              0
   Real estate-construction                                       0              0              0              0              0
   Commercial and other                                         112             13              7              7             17
   Consumer and credit card                                      69             67             40             95             22
                                                           --------       --------       --------       --------       --------
       Total recoveries                                         181             80             47            102             39
                                                           --------       --------       --------       --------       --------

   Net charge-offs                                               68            204            170             88             72

   Business acquisition                                           0              0             93              0              0
                                                           --------       --------       --------       --------       --------

Allowance for loan losses at end of period                 $  2,359       $  1,887       $  1,851       $  1,745       $  1,653
                                                           ========       ========       ========       ========       ========

Total loans outstanding                                    $151,800       $143,777       $137,891       $122,034       $116,259
                                                           ========       ========       ========       ========       ========

Average loans outstanding                                  $147,224       $140,202       $127,214       $119,552       $112,005
                                                           ========       ========       ========       ========       ========

Allowance for loan losses as a percent of total loans          1.55%          1.31%          1.34%          1.43%          1.42%

Net charge-offs as a percent of average loans                   .05%           .15%           .13%           .07%           .06%

The Bank reviews the adequacy of its allowance for loan losses on a quarterly basis. In determining the adequacy of its allowance account the Bank makes general allocations based upon loan categories, nonaccrual, past due and classified loans. After general allocations, the Bank makes specific allocations for individual credits. Any remaining balance is determined to be unallocated. The Bank has determined that the reserve is adequate as of December 31, 2000, based upon its analysis and experience. However, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses.

The following table presents management's estimate of the allocation of the allowance for loan losses among the loan categories, although the entire allowance balance is available to absorb any actual charge-offs that may occur, along with the percentage of loans in each category to total loans for the years ended December 31 (dollars in thousands):

                                         2000                       1999                       1998
                               ---------------------     ----------------------     ----------------------
                                                % of                       % of                       % of
                                               Loans                      Loans                      Loans
                                                to                         to                         to
                                               Total                      Total                      Total
                               Allowance       Loans      Allowance       Loans      Allowance       Loans
                               ---------       -----      ---------       -----      ---------       -----
Real estate - residential       $  450          35.3%      $  412          34.0%      $  467          35.7%
Real estate - farm                  23           2.6           21           3.0           28           3.2
Real estate - commercial           350          15.2          321          16.5          257          16.4
Real estate - construction          11           1.3           10           1.0           11            .9
Commercial and other loans         705          25.3          646          26.3          762          27.4
Consumer and credit loans          820          20.3          477          19.2          326          16.4
Unallocated                          0           N/A            0           N/A            0           N/A
                                ------         -----       ------         -----       ------         -----
                                $2,359         100.0%      $1,887         100.0%      $1,851         100.0%
                                ======         =====       ======         =====       ======         =====


                                              1997                       1996
                                    ---------------------      ---------------------
                                                     % of                       % of
                                                    Loans                      Loans
                                                     to                         to
                                                    Total                      Total
                                    Allowance       Loans      Allowance       Loans
                                    ---------       -----      ---------       -----
Real estate - residential            $  402          34.0%      $  360          34.2%
Real estate - farm                       35           3.1           38           3.9
Real estate - commercial                273          17.4          229          15.6
Real estate - construction                6            .6           15           1.7
Commercial and other loans              568          27.7          574          29.3
Consumer and credit loans               342          17.2          341          15.3
Unallocated                             119           N/A           96           N/A
                                     ------         -----       ------         -----
                                     $1,745         100.0%      $1,653         100.0%
                                     ======         =====       ======         =====


ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Because of the nature of the Bank's operations, the Bank is not subject to currency exchange or commodity price risk and, since the Bank has no trading portfolio, it is not subject to trading risk. Currently, the Bank has equity securities that represent only 1.58% of its investment portfolio and, therefore, equity price risk is not significant. The Bank's loan portfolio, concentrated primarily within the surrounding market area, is subject to risks associated with the local economy. Since all of the interest earning assets and interest bearing liabilities are located at the Bank, all of the interest rate risk lies at the Bank level. As a result, all significant interest rate risk management procedures are performed at the Bank level.

The Bank actively manages interest rate sensitivity and asset/liability products through an asset/liability management committee. The principle purposes of asset-liability management are to maximize current net interest income while minimizing the risk to future earnings of negative fluctuations in net interest margin and to insure adequate liquidity exists to meet operational needs.

In an effort to reduce interest rate risk and protect itself from the negative effects or rapid or prolonged changes in interest rates, the Bank has instituted certain asset and liability management measures, including underwriting long-term fixed rate loans that are saleable in the secondary market, offering longer term deposit products and diversifying the loan portfolio into shorter term consumer and commercial business loans. In addition, since the mid-1980's, the Bank has originated adjustable-rate loans and as of December 31, 2000, they comprised approximately 57% of the total loan portfolio.

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

Interest rate sensitivity is measured as the difference between the volume of assets and liabilities that are subject to repricing in a future period of time. These differences are known as interest sensitivity gaps. The Bank utilizes gap management as the primary means of measuring interest rate risk. Gap analysis identifies and quantifies the Bank's exposure or vulnerability to changes in interest rates in relationship to the Bank's interest rate sensitivity position. A rate sensitive asset or liability is one, which is capable of being repriced (i.e., the interest rate can be adjusted or principal can be reinvested) within a specified period of time. Subtracting total rate sensitive liabilities (RSL) from total rate sensitive assets (RSA) within specified time horizons nets the Bank's gap positions. These gaps reflect the Bank's exposure to changes in market interest rates, as discussed below.

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

The Bank conducts the rate sensitivity analysis through the use of a simulation model which also monitors earnings at risk by projecting earnings of the Bank based upon an economic forecast of the most likely interest rate movement. The model also calculates earnings of the Bank based upon what are estimated to be the largest foreseeable rate increase and the largest foreseeable rate decrease. Such analysis translates interest rate movements and the Bank's rate sensitivity position into dollar amounts by which earnings may fluctuate as a result of rate changes. A 2% immediate increase in interest rates would increase earnings by 3.23% and a 2% immediate decrease in interest rates would decrease earnings by 3.20%.

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

During 2000, in order to adjust its interest rate sensitivity, the Bank's focus was on spreading out the maturities of time deposits within the one-year time frame while continuing to make variable rate loans. The above strategy was implemented to better position the Bank for rate changes in either direction. The Bank's asset/liability management focus for 2001 will include improving the Bank's rate sensitivity gap. As noted above, at December 31, 2000 the Bank was liability sensitive, however, the cumulative rate sensitivity gap was such that the Bank's earnings and capital should not be materially affected by the repricing of assets and liabilities due to increases or decreases in interest rates in 2001.

Changes in market interest rates can also affect the Bank's liquidity position through the impact rate changes may have on the market value of the Bank's investment portfolio. Rapid increases in market rates can negatively impact the market values of investment securities. As securities values decline it becomes more difficult to sell investments to meet liquidity demands without incurring a loss. The Bank can address this by increasing liquid funds, which may be utilized to meet unexpected liquidity needs when a decline occurs in the value of securities.

The following table presents the Bank's interest rate sensitivity gap position as of December 31, 2000 (dollars in thousands):

                         INTEREST RATE SENSITIVITY GAPS
                                 (IN THOUSANDS)

                                           2001         2002          2003          2004          2005      Thereafter       Total
                                           ----         ----          ----          ----          ----      ----------       -----
Interest-earnings assets:
     Loans:
         Fixed                          $ 10,691      $  3,348      $  6,768       $  7,682      $ 7,466      $24,028      $ 59,983
         Variable                         91,817            --            --             --           --           --        91,817
     Securities:
         Fixed                             7,573         9,333        11,484         12,983       11,104       31,130        83,607
         Variable                             --            --            --             --           --           --            --
     Other interest-earning assets        11,520            --            --             --           --           --        11,520
                                        --------      --------      --------       --------      -------      -------      --------
Total interest-earning assets            121,601        12,681        18,252         20,665       18,570       55,158       246,927
                                        --------      --------      --------       --------      -------      -------      --------

Interest-bearing liabilities:
     Demand and savings deposits          66,576            --            --             --           --           --        66,576
     Time deposits:
         Fixed                            98,617        15,990         3,580          1,550          994            1       120,732
         Variable                             44            --            --             --           --           --            44
     Short-term borrowings                 4,316            --            --             --           --           --         4,316
     FHLB advances                           738           672           613            562          516        3,097         6,198
                                        --------      --------      --------       --------      -------      -------      --------
Total interest-bearing liabilities       170,291        16,662         4,193          2,112        1,510        3,098       197,866
                                        --------      --------      --------       --------      -------      -------      --------

Interest rate sensitivity gap            (48,690)       (3,981)       14,059         18,553       17,060       52,060
                                        --------      --------      --------       --------      -------      -------

Cumulative rate sensitivity gap         $(48,690)     $(52,671)     $(38,612)      $(20,059)     $(2,999)     $49,061
                                        ========      ========      ========       ========      =======      =======

Cumulative interest rate
 sensitivity gap
 as a percent of interest
 earning assets                           (19.72)%      (21.33)%      (15.64)%        (8.12)%      (1.21)%      19.87%
                                        ========      ========      ========       ========      =======      =======

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent auditors and consolidated financial statements included in the Annual Report to shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2000, included in this report as Exhibit 13, are incorporated herein by reference.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following table lists the Non-Director, Executive Officers of the Company and its subsidiary, Killbuck Savings Bank Company, and certain other information with respect to each individual, as of December 31, 2000. The information required by this item with respect to Directors and other executive officers of the Company and its subsidiary, Killbuck Savings Bank Company, is incorporated herein by reference to the information under the heading "Election of Directors and Information with Respect to Directors and Officers" in the Proxy Statement of the Company. The information required regarding disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the information under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement of the Company.

      Name                         Age            All Positions with Company and Bank
      ----                         ---            -----------------------------------

Craig A. Lawhead                    43            Vice president and treasurer of Company since 1992;
                                                  Executive vice president of bank since 1990.

Diane S. Knowles                    38            Vice president and secretary of Company since July, 2000;
                                                  Senior vice president and Chief Financial Officer of Bank since
                                                  June, 2000.


Executive officers of the Company and Bank reside in or near Killbuck, Ohio and one of the executive officers has been with the Company and Bank the past five years.

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

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" in the Proxy Statement of the Company and in Note 5 of the Notes to Consolidated Financial statements included in the Annual Report to Shareholders for the year ended December 31, 2000, included in this report as Exhibit 13, and incorporated herein by reference.

PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8

Financial Statements and Schedules

The following consolidated financial statements of Killbuck Bancshares, Inc. and subsidiary, included in the Annual Report to Shareholders for the year ended December 31, 2000, are incorporated by reference in item 8.:

Report of Independent Auditors'
Consolidated Balance Sheet at December 31, 2000 and 1999
Consolidated Statement of Income for the Years ended December 31, 2000,
  1999 and 1998
Consolidated Statement of Changes in Shareholders' Equity for the Years ended
  December 31, 2000, 1999 and 1998
Consolidated Statement of Cash Flows for the Years ended December 31, 2000,
  1999 and 1998
Notes to Consolidated Financial Statements

Schedules are omitted because they are inapplicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 2000.

       Exhibits

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit
Number                                Description
--------------------------------------------------------------------------------

3(i)     Certificate and Articles of Incorporation of Killbuck Bancshares, Inc.*

3(ii)    Code of regulations of Killbuck Bancshares, Inc.*

10       Agreement and plan of reorganization with Commercial and Savings Bank
         Company*

12       Statement regarding computation of ratios.

13       Portions of the 2000 Annual Report to Shareholders

22       Subsidiary of the Holding Company.*


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

     Signatures                                Description                                   Date
     ----------                                -----------                                   ----

/s/ Luther E. Proper                    President, Chief Executive                      March 26, 2001
--------------------                    Officer and Director
     Luther E. Proper

/s/ John W. Baker                       Director                                        March 26, 2001
-----------------
     John W. Baker

/s/ Robert D. Bell                      Director                                        March 26, 2001
------------------
     Robert D. Bell

/s/ Ted Bratton                         Director                                        March 26, 2001
---------------
     Ted Bratton

/s/ Richard L. Fowler                   Director                                        March 26, 2001
---------------------
     Richard L. Fowler

/s/ Thomas D. Gindlesberger             Director                                        March 26, 2001
---------------------------
     Thomas D. Gindlesberger

/s/ Allan R. Mast                       Director                                        March 26, 2001
-----------------
     Allan R. Mast

/s/ Dean J. Mullet                      Director                                        March 26, 2001
------------------
     Dean J. Mullet

/s/ Kenneth E. Taylor                   Director                                        March 26, 2001
---------------------
     Kenneth E. Taylor

/s/ Michael S. Yoder                    Director                                        March 26, 2001
--------------------
    Michael S. Yoder