Form 10-Q
period 2001-03-31
KILLBUCK BANCSHARES INC
filed 2001-05-11
CIK 1060455

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended MARCH 31, 2001

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
                             YES  X                     NO
                                 ---                       ---

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date:

         Class:  Common Stock, no par value
         Outstanding at April 21, 2001:  697,579

                            KILLBUCK BANCSHARES, INC.

                                      INDEX

                                                                           Page Number
                                                                           -----------
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited):

           Consolidated Balance Sheet as of
                March 31, 2001 and December 31, 2000                            3

           Consolidated Statements of Income for the
                three months ended March 31, 2001 and 2000                      4

           Consolidated Statements of Changes In Shareholders'
                Equity for the three months ended March 31, 2001                5

           Consolidated Statements of Cash Flows for the
                three months ended March 31, 2001 and 2000                      6

           Notes to Consolidated Financial Statements                           7

Item 2.    Management's Discussion and Analysis of Financial Condition
           And Results of Operations                                           8-13

PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings                                              14

     Item 2.      Changes in Securities                                          14

     Item 3.      Default Upon Senior Securities                                 14

     Item 4.      Submissions of Matters to a Vote of Security Holders           14

     Item 5.      Other Information                                              14

     Item 6.      Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                                       15

                    KILLBUCK BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                      March 31,         December 31,
                                                                                        2001                2000
                                                                                   --------------       -------------
ASSETS
     Cash and cash equivalents:
         Cash and amounts due from depository institutions                          $  10,816,116       $   9,512,736
         Federal funds sold                                                            20,700,000          11,000,000
                                                                                    -------------       -------------
              Total cash and cash equivalents                                          31,516,116          20,512,736
                                                                                    -------------       -------------

     Investment securities:
         Securities available for sale                                                 36,116,505          47,477,388
         Securities held to maturity (market value of $37,859,321
          and $36,601,277)                                                             36,701,661          36,129,625
                                                                                    -------------       -------------
              Total investment securities                                              72,818,166          83,607,013
                                                                                    -------------       -------------

     Loans (net of allowance for loan losses of $2,208,590 and
      $2,358,759)                                                                     152,509,354         149,061,901

     Loans held for sale                                                                        0             520,000
     Premises and equipment, net                                                        4,744,969           4,528,169
     Accrued interest receivable                                                        2,238,937           1,885,665
     Other assets                                                                       1,816,782           1,884,545
                                                                                     ------------        ------------
              Total assets                                                           $265,644,324        $262,000,029
                                                                                     ============        ============

LIABILITIES
     Deposits:
         Noninterest bearing demand                                                 $  30,802,452       $  31,815,997
         Interest bearing demand                                                       27,145,522          27,833,483
         Money market                                                                   9,900,737          10,249,064
         Savings                                                                       29,279,002          28,493,290
         Time                                                                         125,769,557         120,776,058
                                                                                    -------------       -------------
              Total deposits                                                          222,897,270         219,167,892
     Federal Home Loan Bank advances                                                    5,923,326           6,197,930
     Short-term borrowings                                                              3,965,002           4,315,768
     Accrued interest and other liabilities                                               586,280             577,274
                                                                                    -------------       -------------
              Total liabilities                                                       233,371,878         230,258,864
                                                                                    -------------       -------------

SHAREHOLDERS' EQUITY
     Common stock - No par value: 1,000,000 shares authorized,
      718,431 issued                                                                    8,846,670           8,846,670
     Retained earnings                                                                 24,339,816          23,614,590
     Accumulated other comprehensive income                                               444,065             168,141
     Treasury stock, at cost (20,852 and 15,883 shares)                                (1,358,105)           (888,236)
                                                                                    -------------       -------------
              Total shareholders' equity                                               32,272,446          31,741,165
                                                                                    -------------       -------------

              Total liabilities and shareholders' equity                            $ 265,644,324       $ 262,000,029
                                                                                    =============       =============

See accompanying notes to the consolidated financial statements.

                    KILLBUCK BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                           2001                    2000
                                                                       -----------               ----------
INTEREST INCOME
     Interest and fees on loans                                        $ 3,719,864               $3,339,793
     Federal funds sold                                                    168,277                   79,659
     Investment securities:
         Taxable                                                           703,470                  697,178
         Exempt from federal income tax                                    400,531                  394,884
                                                                       -----------               ----------
              Total interest income                                      4,992,142                4,511,514
                                                                       -----------               ----------

INTEREST EXPENSE
     Deposits                                                            2,405,592                1,957,288
     Federal Home Loan Bank advances                                       102,195                  116,846
     Short term borrowings                                                  29,994                   36,915
                                                                       -----------               ----------
              Total interest expense                                     2,537,781                2,111,049
                                                                       -----------               ----------

NET INTEREST INCOME                                                      2,454,361                2,400,465

     Provision for loan losses                                              82,500                   60,000
                                                                       -----------               ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN  LOSSES                     2,371,861                2,340,465
                                                                       -----------               ----------
OTHER INCOME
     Service charges on deposit accounts                                   132,198                  115,606
     Gain on sale of loans, net                                             10,838                    2,077
     Other income                                                           22,295                   39,452
                                                                       -----------               ----------
              Total other income                                           165,331                  157,135
                                                                       -----------               ----------

OTHER EXPENSE
     Salaries and employee benefits                                        739,878                  674,761
     Occupancy and equipment expense                                       235,735                  215,794
     Professional fees                                                      89,820                   90,631
     Franchise tax                                                          98,026                   77,688
     Other expenses                                                        399,207                  335,577
                                                                       -----------               ----------
              Total other expense                                        1,562,666                1,394,451
                                                                       -----------               ----------

INCOME BEFORE INCOME TAXES                                                 974,526                1,103,149
     Income taxes                                                          249,300                  269,361
                                                                       -----------               ----------

NET INCOME                                                             $   725,226               $  833,788
                                                                       ===========               ==========

EARNING PER COMMON SHARE                                               $      1.04               $    1.18
                                                                       ===========               =========

AVERAGE SHARES OUTSTANDING                                                 698,661                 705,295
                                                                       ===========               =========


See accompanying notes to the unaudited consolidated financial statements.

                    KILLBUCK BANCSHARES, INC. AND SUBSIDIARY

      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2001

                                                                     Accumulated
                                                                        Other                          Total
                                           Common       Retained     Comprehensive    Treasury      Shareholders'    Comprehensive
                                           Stock        Earnings        Income         Stock           Equity           Income
                                         ----------    ----------    ------------   -----------     ------------    --------------
BALANCE, DECEMBER 31, 2000               $8,846,670    $23,614,590     $168,141     $  (888,236)     $31,741,165
  Net income                                               725,226                                       725,226     $  725,226
  Purchase of Treasury stock                                                           (469,869)        (469,869)
  Other comprehensive income:
      Net unrealized gain on securities                                 275,924                          275,924        275,924
                                                                                                                     ----------
  Comprehensive income                                                                                               $1,001,150
                                         ----------    -----------     --------     -----------      -----------     ==========

BALANCE, MARCH 31, 2001                  $8,846,670    $24,339,816     $444,065     $(1,358,105)     $32,272,446
                                         ==========    ===========     ========     ===========      ===========



See accompanying notes to the unaudited consolidated financial statements.

                    KILLBUCK BANCSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                           Three Months Ended
                                                                                              March 31,
                                                                                       2001                   2000
                                                                                    ----------            -----------
OPERATING ACTIVITIES
     Net income                                                                     $   725,226           $   833,788
     Adjustments to reconcile net income to net cash provided by
      Operating activities:
         Provision for loan losses                                                       82,500                60,000
         Gain on sale of loans                                                                -                (2,077)
         Provision for depreciation and amortization                                    129,332               105,936
         Origination of loans held for sale                                          (1,059,900)             (525,700)
         Proceeds from the sale of loans                                              1,579,900               883,777
         Federal Home Loan Bank stock dividend                                          (18,100)              (15,800)
         Net change in:
              Accrued interest and other assets                                        (427,652)             (815,731)
              Accrued expenses and other liabilities                                      9,006                98,447
                                                                                    -----------           -----------
                  Net cash provided by operating activities                           1,020,312               622,640
                                                                                    -----------           -----------

INVESTING ACTIVITIES
     Investment securities available for sale:
         Proceeds from maturities and repayments                                     11,795,800             3,100,000
         Purchases                                                                            -            (2,000,000)
     Investment securities held to maturity:
         Proceeds from maturities and repayments                                        356,656                     -
         Purchases                                                                     (946,729)             (242,843)
     Net increase in loans                                                           (3,529,953)           (3,662,080)
     Purchase of premises and equipment                                                (326,845)             (234,757)
                                                                                    ------------          -----------
                  Net cash provided by (used in) investing activities                 7,348,929            (3,039,680)
                                                                                    ------------          -----------

FINANCING ACTIVITIES
     Net decrease in demand, money market and savings deposits                       (1,264,121)           (2,426,619)
     Net increase in time deposits                                                    4,993,499             4,926,216
     Repayment of Federal Home Loan Bank advances                                      (274,604)             (229,251)
     Net decrease in short term borrowings                                             (350,766)             (544,999)
     Purchase of Treasury stock                                                        (469,869)               (8,806)
                                                                                    ------------          -----------
              Net cash provided by financing activities                               2,634,139             1,716,541
                                                                                    ------------          -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 11,003,380              (700,499)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     20,512,736            16,823,806
                                                                                    -----------           -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $31,516,116           $16,123,307
                                                                                    ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
     Cash Paid During the Period For:
         Interest on deposits and borrowings                                        $ 2,550,356           $ 2,106,968
                                                                                    ===========           ===========
         Income taxes                                                               $         -           $         -
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

These statements should be read in conjunction with the consolidated statements of and for the year ended December 31, 2000 and related notes which are included on the Form 10-K (file no. 000-24147)

NOTE 2 - EARNINGS PER SHARE

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

                               FINANCIAL CONDITION

Total assets at March 31, 2001 were approximately $265,644,000 compared to $262,000,000 at December 31, 2000.

Cash and cash equivalents increased by $11,003,000 or 53.6% from December 31, 2000, to March 31, 2001, with federal funds sold increasing $9,700,000. This increase improved the Bank's liquidity position for loan demand and for available for sale investment security purchases at March 31, 2001.

Investment securities available for sale decreased by $11,361,000 or 23.9% from December 31, 2000, as a result of maturities in excess of purchases, due to the interest rates and terms being offered during the period being less favorable in management's opinion. Investments held to maturity increased $572,000 or 1.6%.

Net loans increased by $3,447,000 or 2.3% from December 31, 2000, to March 31, 2001. An increase of $2,702,000 occurred in the commercial loan category while real estate loan balances increased by $1,475,000 and consumer loan balances decreased by $878,000.

Total deposits at March 31, 2001 were $222,897,000 compared to $219,168,000 at December 31, 2000. Time deposits increased $4,993,000, demand accounts increased $1,702,000 and money market and savings accounts decreased $437,000. Management attributes these changes to normal transfers of funds within the deposit accounts and disintermediation from the stock market.

Shareholders' Equity increased by $531,000 or 1.7%, which was mainly due to earnings of $725,000 for the first three months of 2001 accentuated by a $276,000 increase in the unrealized gain on securities included in other comprehensive income and offset by the purchase of Treasury stock for $470,000. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At March 31, 2001, the total capital ratio was 18.93%; the Tier I capital ratio was 17.68%, and the leverage ratio was 11.71%, compared to regulatory capital requirements of 8.00%, 4.00% and 4.00% respectively. These ratios are well in excess of regulatory capital requirements.

                              RESULTS OF OPERATIONS

          COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Total interest income of $4,992,000 for the three month period ended March 31, 2001, compares to $4,512,000 for the same period in 2000, an increase of $480,000 or 10.6%. The majority of the overall increase in total interest income is attributed to an increase in interest and fees on loans of approximately $380,000 or 79.2% of the overall increase. The increase in interest income resulted primarily from an increase in the average volume of the underlying principle balances of interest earning assets coupled with an increase in the yield. See "Average Balance Sheet" for the three month periods ended March 31, 2001 and March 31, 2000.

Total interest expense of $2,538,000 for the three month period ending March 31, 2001, represents an increase of $427,000 from the $2,111,000 reported for the same three month period in 2000. The increase in interest expense resulted primarily from an increase in the average volume of the underlying principle balances of interest bearing liabilities coupled with an increase in the yield. See "Average Balance Sheet" for the three month periods ended March 31, 2001 and March 31, 2000.

Net interest income of $2,454,000 for the three months ended March 31, 2001, compares to $2,401,000 for the same three month period in 2000, an increase of $53,000 or 2.2%.

Total other income for the three month period ended March 31, 2001, of $165,000 compares to $157,000 for the same three month period in 2000, an increase of $8,000 or 5.1%. Gains on sale of loans increased $9,000 due to increased activity caused by declining fixed loan rates and other income decreased $17,000 due to a decrease of $18,000 in alternative investment income. The decrease in alternative investment income is attributable to the absence of permanent personnel in this area.

Total other expense of $1,563,000 for the three months ended March 31, 2001, compares to $1,394,000 for the same three month period in 2000. This represents an increase of $169,000 or 12.1%. Salary and employee benefits increased approximately $65,000 due to additional staff being hired as a result of the addition of the branch in Sugarcreek, Ohio and normal increases in salaries and employee benefits. The increases in the remaining expense accounts were attributable to the branch in Sugarcreek, Ohio becoming fully operational in the spring of 2000 and to expenditures that are considered normal and recurring in nature.

Net income for the three month period ended March 31, 2001, was $725,000, a decrease of $109,000 or 13.1% from the $834,000 reported at March 31, 2000.

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

Cash and amounts due from depository institutions and federal funds sold totaled $31,516,000 at March 31, 2001. These assets provide the primary source of liquidity for the Company. In addition, management has designated a substantial portion of the investment portfolio, $36,117,000 as available for sale and has an available unused line of credit of $14,100,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at March 31, 2001. As of March 31, 2001, the Company had commitments to fund loans of approximately $16,159,000.

Cash was provided during the three month period ended March 31, 2001, mainly from operating activities of $1 million, a net increase in deposits of $3.7 million and the maturities and repayments of investment securities of $12.2 million. Cash was used during the three month period ended March 31, 2001, mainly to fund a net increase in loans of $3.5 million, and for the purchase of investment securities of $.9 million. In addition $.6 million was also used to reduce Federal Home Loan Bank advances and short term borrowings during the first three months of 2001 and $.5 million was used to purchase Treasury Stock. Cash and cash equivalents totaled $31.5 million at March 31, 2001, an increase of $11.0 million from $20.5 million at December 31, 2000.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

                                  RISK ELEMENTS


The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at March 31, 2001, and December 31, 2000. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

                                                                      March 31,      December 31,
                                                                        2001            2000
                                                                    ------------     ------------
                                                                        (dollars in thousands)
Loans on nonaccrual basis                                               $341             $298
Loans past due 90 days or more                                           206              340
Renegotiated loans                                                         -                -
                                                                        ----             ----
              Total nonperforming loans                                  547              638

Other real estate                                                          -                -
Repossessed assets                                                         -                -
                                                                        ----             ----
              Total nonperforming assets                                $547             $638
                                                                        ====             ====

Nonperforming loans as a percent of total loans                        0.35%            0.42%

Nonperforming loans as a percent of total assets                       0.21%            0.24%

Nonperforming assets as a percent of total assets                      0.21%            0.24%

Management monitors impaired loans on a continual basis. As of March 2001, impaired loans had no material effect on the Company's financial position or results from operations.

The allowance for loan losses at March 31, 2001, totaled $2,209,000 or 1.43% of total loans as compared to approximately $2,359,000 or 1.55% at December 31, 2000. Provisions for loan losses were $82,500 for the three months ended March 31, 2001 and $60,000 for the three months ended March 31, 2000.

The level of funding for the provision is a reflection of the overall loan portfolio. Nonperforming loans consist of approximately $186,000 in one to four family residential mortgages, $169,000 in commercial real estate, $161,000 in commercial loans and $31,000 in consumer loans. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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

                                     AVERAGE BALANCE SHEET

                                                            March 31, 2001                             March 31, 2000
                                            ------------------------------------------     -------------------------------------
                                                Average                         Yield/        Average                      Yield/
                                                Balance          Interest        Rate         Balance       Interest        Rate
                                            ------------         ---------       ----      ------------    ----------       ----
Assets
Interest earnings assets
Loans (2)(2)(3)                              $153,620,485        $3,719,864     9.69%       $144,793,844   $3,339,793       9.23%
Securities-taxable (4)                         42,857,115           685,302     6.40%         43,331,082      682,476       6.30%
Securities-nontaxable                          34,436,009           400,531     4.65%         32,987,717      394,884       4.79%
Securities-equity (4)(5)                        1,336,448            18,168     5.44%          1,193,235       14,702       4.93%
Federal funds sold                             14,239,439           168,277     4.73%          5,687,208       79,659       5.60%
                                             ------------        ----------     ----        ------------   ----------       -----
   Total interest earnings assets             246,489,496         4,992,142     8.10%        227,993,086    4,511,514       7.92%
                                             ------------         ---------     ----        ------------   ----------       -----
Noninterest earning assets
Cash and due from other institutions            7,429,300                                      7,406,413
Premises and equipment, net                     4,677,888                                      3,975,932
Accrued interest                                1,500,234                                      1,372,428
Other assets                                    2,350,782                                      2,345,541
Less allowance for loan losses                 (2,188,589)                                    (1,922,662)
                                             ------------                                   ------------
   Total noninterest earnings assets           13,769,615                                     13,177,652
                                             ------------                                   ------------
     Total Assets                            $260,259,111                                   $241,170,738
                                             ===========                                    ============

Liabilities and Shareholders Equity
Interest bearing liabilities:
Interest bearing demand                      $ 27,740,407           165,877     2.39%       $ 29,981,895      190,625       2.54%
Money market accounts                          10,951,941            99,816     3.65%          9,911,350       83,982       3.39%
Savings deposits                               28,531,479           220,704     3.09%         27,902,132      214,567       3.08%
Time deposits                                 123,889,809         1,919,195     6.20%        107,148,377    1,468,114       5.48%
Short term borrowings                           3,680,125            29,994     3.26%          4,048,988       36,915       3.65%
Federal Home Loan Advances                      6,024,880           102,195     6.78%          6,947,056      116,846       6.73%
                                             ------------        ----------     ----        ------------   ----------       -----
   Total interest bearing liabilities         200,818,641         2,537,781     5.05%        185,939,798    2,111,049       4.54%
                                             ------------        ----------     ----        ------------   ----------       -----

Noninterest bearing liabilities:
Demand deposits                                26,624,575                                     25,962,940
Accrued expenses and other liabilities          1,070,982                                        433,452
                                             ------------                                   ------------
   Total noninterest bearing liabilities       27,695,557                                     26,396,392
                                             ------------                                   ------------
Shareholder's equity                           31,744,913                                     28,834,548
                                             ------------                                   ------------
     Total Liabilities and Equity            $260,259,111                                   $241,170,738
                                             ============                                   ============

Net interest income                                              $2,454,361                                $2,400,465
                                                                 ==========                                ==========

Interest rate spread (6)                                                        3.05%                                       3.38%
                                                                                ====                                        ====

Net yield on interest earning assets (7)                                        3.98%                                       4.21%
                                                                                ====                                        ====

(1) For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2) Included in loan interest income are loan related fees of $77,093 and $76,833 in 2001 and 2000, respectively.
(3) Nonaccrual loans are include in loan totals and do not have a material impact on the information presented.
(4)  Average balance is computed using the carrying value of securities.
     The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(5) Equity securities is comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank and Great Lakes Bankers Bank.
(6) Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7) Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         a) The following exhibits are included in this report or incorporated herein by reference:
            3(i) Articles of Incorporation of Killbuck Bancshares, Inc.* 3(ii) Code of Regulations of Killbuck Bancshares, Inc.*
            10    Agreement and Plan of Reorganization with Commercial and
                  Savings Bank Co.*
            21    Subsidiaries of Registrant*
            99    Independent Accountant's Report

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

                                              Killbuck Bancshares, Inc.


Date:  _______________                              By:/s/Luther E. Proper
                                                    ----------------------------
                                                    Luther E. Proper
                                                    President and
                                                    Chief Executive Officer



Date:  ________________                             By:/s/Diane Knowles
                                                    ----------------------------
                                                    Diane Knowles
                                                    Chief Financial Officer