Form 10-Q
period 2001-06-30
KILLBUCK BANCSHARES INC
filed 2001-08-14
CIK 1060455

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 30, 2001

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
                    YES  _X_                     NO ___

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date:

         Class:  Common Stock, no par value
         Outstanding at August 8, 2001:  697,579

                            KILLBUCK BANCSHARES, INC.

                                      INDEX


                                                                                                 Page Number
                                                                                                 -----------

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited):

           Consolidated Balance Sheet as of
                June 30, 2001 and December 31, 2000                                                        3

           Consolidated Statements of Income for the
                six months ended June 30, 2001 and 2000                                                    4

           Consolidated Statements of Income for the
                three months ended June 30, 2001 and 2000                                                  5

           Consolidated Statements of Changes In Shareholders' Equity for the
                six months ended June 30, 2001                                                             6

           Consolidated Statements of Cash Flows for the
                six months ended June 30, 2001 and 2000                                                    7

           Notes to Unaudited Consolidated Financial Statements                                            8

Item 2.    Management's Discussion and Analysis of Financial Condition
           And Results of Operations                                                                      9-17

PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings                                                                         18

     Item 2.      Changes in Securities                                                                     18

     Item 3.      Default Upon Senior Securities                                                            18

     Item 4.      Submissions of Matters to a Vote of Security Holders                                      18

     Item 5.      Other Information                                                                         18

     Item 6.      Exhibits and Reports on Form 8-K                                                          19

SIGNATURES                                                                                                  20

                    KILLBUCK BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                             June 30,             December 31,
                                                                               2001                   2000
                                                                               ----                   ----
ASSETS
     Cash and cash equivalents:
         Cash and amounts due from depository institutions                 $ 11,288,589           $  9,512,736
         Federal funds sold                                                  12,800,000             11,000,000
                                                                           ------------           ------------
              Total cash and cash equivalents                                24,088,589             20,512,736
                                                                           ------------           ------------

     Investment securities:
         Securities available for sale                                       43,754,614             47,477,388
         Securities held to maturity (market value of $39,881,269
          and $37,859,321)                                                   38,794,931             36,129,625
                                                                           ------------           ------------
              Total investment securities                                    82,549,545             83,607,013
                                                                           ------------           ------------

     Loans (net of allowance for loan losses of $2,292,270
          and $2,358,759)                                                   151,017,154            149,061,901

     Loans held for sale                                                        461,000                520,000
     Premises and equipment, net                                              4,959,765              4,528,169
     Accrued interest receivable                                              1,567,476              1,885,665
     Other assets                                                             1,805,291              1,884,545
                                                                           ------------           ------------
              Total assets                                                 $266,448,820           $262,000,029
                                                                           ============           ============

LIABILITIES
     Deposits:
         Noninterest bearing demand                                        $ 29,905,490           $ 31,815,997
         Interest bearing demand                                             26,788,166             27,833,483
         Money market                                                        12,842,518             10,249,064
         Savings                                                             30,741,474             28,493,290
         Time                                                               123,884,475            120,776,058
                                                                           ------------           ------------
              Total deposits                                                224,162,123            219,167,892
     Federal Home Loan Bank advances                                          5,653,070              6,197,930
     Short-term borrowings                                                    3,589,952              4,315,768
     Accrued interest and other liabilities                                     552,731                577,274
                                                                           ------------           ------------
              Total liabilities                                             233,957,876            230,258,864
                                                                           ------------           ------------

SHAREHOLDERS' EQUITY
     Common stock - No par value: 1,000,000 shares authorized,
      718,431 issued                                                          8,846,670              8,846,670
     Retained earnings                                                       24,515,893             23,614,590
     Accumulated other comprehensive income                                     486,486                168,141
     Treasury stock, at cost (20,852 and 15,883 shares)                      (1,358,105)              (888,236)
                                                                           ------------           ------------
              Total shareholders' equity                                     32,490,944             31,741,165
                                                                           ------------           ------------

              Total liabilities and shareholders' equity                   $266,448,820           $262,000,029
                                                                           ============           ============


See accompanying notes to the consolidated financial statements.

                    KILLBUCK BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                             Six Months Ended
                                                                 June 30,
                                                         2001                2000
                                                         ----                ----

INTEREST INCOME
     Interest and fees on loans                       $7,307,380          $6,840,630
     Federal funds sold                                  413,844             248,444
     Investment securities:
         Taxable                                       1,372,540           1,376,735
         Exempt from federal income tax                  820,923             795,321
                                                      ----------          ----------
              Total interest income                    9,914,687           9,261,130
                                                      ----------          ----------

INTEREST EXPENSE
     Deposits                                          4,715,922           4,054,097
     Federal Home Loan Bank advances                     200,770             231,471
     Short term borrowings                                47,946              78,610
                                                      ----------          ----------
              Total interest expense                   4,964,638           4,364,178
                                                      ----------          ----------

NET INTEREST INCOME                                    4,950,049           4,896,952

     Provision for loan losses                           172,500             120,000
                                                      ----------          ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
 LOSSES                                                4,777,549           4,776,952
                                                      ----------          ----------

OTHER INCOME
     Service charges on deposit accounts                 275,436             240,683
     Gain on sale of loans, net                           22,475               4,822
     Other income                                         47,321              69,606
                                                      ----------          ----------
              Total other income                         345,232             315,111
                                                      ----------          ----------

OTHER EXPENSE
     Salaries and employee benefits                    1,576,515           1,419,861
     Occupancy expense                                   113,237              93,044
     Equipment expense                                   323,732             307,685
     Professional fees                                   155,361             155,833
     Franchise tax                                       195,184             165,770
     Other expenses                                      832,916             715,911
                                                      ----------          ----------
              Total other expense                      3,196,945           2,858,104
                                                      ----------          ----------

INCOME BEFORE INCOME TAXES                             1,925,836           2,233,959
     Income taxes                                        466,471             557,681
                                                      ----------          ----------

NET INCOME                                            $1,459,365          $1,676,278
                                                      ==========          ==========

EARNING PER COMMON SHARE                              $     2.09          $     2.38
                                                      ==========          ==========

AVERAGE SHARES OUTSTANDING                               698,120             705,166
                                                      ==========          ==========




See accompanying notes to the unaudited consolidated financial statements.

                    KILLBUCK BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                            Three Months Ended
                                                                 June 30,
                                                         2001                2000
                                                         ----                ----

INTEREST INCOME
     Interest and fees on loans                       $3,587,516          $3,500,837
     Federal funds sold                                  245,568             168,785
     Investment securities:
         Taxable                                         669,069             679,558
         Exempt from federal income tax                  420,392             400,436
                                                      ----------          ----------
              Total interest income                    4,922,545           4,749,616
                                                      ----------          ----------

INTEREST EXPENSE
     Deposits                                          2,310,330           2,096,809
     Federal Home Loan Bank advances                      98,574             114,625
     Short term borrowings                                17,952              41,695
                                                      ----------          ----------
              Total interest expense                   2,426,856           2,253,129
                                                      ----------          ----------

NET INTEREST INCOME                                    2,495,689           2,496,487

     Provision for loan losses                            90,000              60,000
                                                      ----------          ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
 LOSSES                                                2,405,689           2,436,487
                                                      ----------          ----------

OTHER INCOME
     Service charges on deposit accounts                 143,238             125,078
     Gain on sale of loans, net                           11,637               2,745
     Other income                                         25,025              30,155
                                                      ----------          ----------
              Total other income                         179,900             157,978
                                                      ----------          ----------

OTHER EXPENSE
     Salaries and employee benefits                      836,637             745,100
     Occupancy expense                                    47,226              37,418
     Equipment expense                                   154,008             147,516
     Professional fees                                    65,541              65,202
     Franchise tax                                        97,158              88,082
     Other expenses                                      433,709             380,337
                                                      ----------          ----------
              Total other expense                      1,634,279           1,463,655
                                                      ----------          ----------

INCOME BEFORE INCOME TAXES                               951,310           1,130,810
     Income taxes                                        217,171             288,320
                                                      ----------          ----------

NET INCOME                                            $  734,139          $  842,490
                                                      ==========          ==========

EARNING PER COMMON SHARE                              $     1.05          $     1.19
                                                      ==========          ==========

AVERAGE SHARES OUTSTANDING                               697,579             705,037
                                                      ==========          ==========




See accompanying notes to the unaudited consolidated financial statements.

                    KILLBUCK BANCSHARES, INC. AND SUBSIDIARY

      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2001

                                                                          Accumulated
                                                                             Other                          Total
                                               Common        Retained    Comprehensive    Treasury       Shareholders' Comprehensive
                                                Stock        Earnings        Income         Stock           Equity         Income
                                                -----        --------        ------         -----           ------         ------

BALANCE, DECEMBER 31, 2000                    $8,846,670    $23,614,590    $  168,141    $  (888,236)    $31,741,165
     Net income                                               1,459,365                                    1,459,365     $1,459,365
     Other comprehensive income:
         Net unrealized gain on securities                                    318,345                        318,345        318,345
                                                                                                                         ----------
     Comprehensive income                                                                                                $1,777,710
                                                                                                                         ==========
     Purchase of Treasury stock                                                             (469,869)       (469,869)
     Cash dividends paid ($.80 per share)                      (558,062)                                    (558,062)
                                              ----------    -----------    ----------    -----------     -----------

BALANCE, JUNE 30, 2001                        $8,846,670    $24,515,893    $  486,486    $(1,358,105)    $32,490,944
                                              ==========    ===========    ==========    ===========     ===========








See accompanying notes to the unaudited consolidated financial statements.

                    KILLBUCK BANCSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                               2001                   2000
                                                                               ----                   ----
OPERATING ACTIVITIES
     Net income                                                            $  1,459,365           $ 1,676,278
     Adjustments to reconcile net income to net cash provided by
      Operating activities:
         Provision for loan losses                                              172,500               120,000
         Gain on sale of loans                                                  (22,475)               (4,822)
         Provision for depreciation and amortization                            262,750               200,030
         Origination of loans held for sale                                  (3,760,510)           (1,354,120)
         Proceeds from the sale of loans                                      3,841,985             1,714,942
         Federal Home Loan Bank stock dividend                                  (35,600)              (31,700)
         Net Change in:
              Accrued interest and other assets                                 233,447              (299,477)
              Accrued expenses and other liabilities                            (24,543)              (19,816)
                                                                           ------------           -----------
                    Net cash provided by operating activities                 2,126,919             2,001,315
                                                                           ------------           -----------

INVESTING ACTIVITIES
     Investment securities available for sale:
         Proceeds from maturities and repayments                             23,240,705             3,100,000
         Purchases                                                          (19,013,306)           (3,091,600)
     Investment securities held to maturity:
         Proceeds from maturities and repayments                                505,621               100,000
         Purchases                                                           (3,210,751)             (634,666)
     Net increase in loans                                                   (2,127,753)           (3,480,409)
     Purchase of premises and equipment                                        (641,206)             (356,021)
                                                                           ------------           -----------
              Net cash used in investing activities                          (1,246,690)           (4,362,696)
                                                                           ------------           -----------

FINANCING ACTIVITIES
     Net increase in demand, money market and savings deposits                1,885,814            (1,797,731)
     Net increase in time deposits                                            3,108,417             7,379,943
     Repayment of Federal Home Loan Bank advances                              (544,860)             (544,707)
     Net decrease in short term borrowings                                     (725,816)             (605,000)
     Purchase of Treasury stock                                                (469,869)              (52,414)
     Dividends paid                                                            (558,062)             (493,356)
                                                                           ------------           -----------
              Net cash provided by (used in) financing activities             2,695,624             3,886,735
                                                                           ------------           -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          3,575,853             1,525,354
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             20,512,736            16,823,806
                                                                           ------------           -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 24,088,589           $18,349,160
                                                                           ============           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
     Cash Paid During the Period For:
         Interest on deposits and borrowings                               $  5,002,585           $ 4,332,598
                                                                           ============           ===========
         Income taxes                                                      $    324,000           $   500,000
                                                                           ============           ===========


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

The accompanying reviewed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations, effective for all business combinations initiated after Jun 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. The adoption of Statement No. 141 is not expected to have a material effect on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The new statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. At June 30, 2001, the Company has approximately $1.4 million of intangibles resulting from the purchase of another financial institution.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the ability to control costs and expenses, and general economic conditions. Killbuck Bancshares, Inc. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Killbuck Savings Bank Company. As a result, references to the Company generally refer to the Bank unless the context indicates otherwise.

                               FINANCIAL CONDITION

Total assets at June 30, 2001 were approximately $266,449,000 compared to $262,000,000 at December 31, 2000, an increase of $4,449,000 or 1.7%.

Cash and cash equivalents increased by $3,576,000 or 1.7% from December 31, 2000 to June 30, 2001, with federal funds sold increasing $1,800,000. This increase improved the Bank's liquidity position for loan demand and investment security purchases at June 30, 2001.

Total investments decreased by $1,057,000 or 1.3% from December 31, 2000 to June 30, 2001. There was a net decrease of $3,723,000 in available for sale U.S. Government Agency securities due to called and maturing securities while securities held to maturity increased by $2,665,000. The Bank had greater purchases of investment securities during the first six months of 2001 due to the callable options on some of the available for sale Securities.

Net loans increased by $1,955,000 or 1.3% from December 31, 2000 to June 30, 2001. A decrease of $1,487,000 occurred in the consumer loan category while real estate loan balances increased by $1,001,000 and commercial loans increased by $2,441,000.

Total deposits at June 30, 2001 were $224,162,000 compared to $219,168,000 at December 31, 2000, an increase of $4,994,000 or 2.3%. Time deposits increased $3,108,000, demand accounts decreased $2,956,000 and money market and savings accounts increased $4,842,000. Management attributes these changes to normal transfers of funds within the deposit accounts and the general decline in interest rates.

Federal Home Loan Bank advances and short-term borrowings decreased $545,000 and $726,000 respectively at June 30, 2001 from December 31, 2000.

Shareholders' Equity increased by $750,000 or 2.36%, which was mainly due to earnings of $1,459,000 for the first six months of 2001 accentuated by a $319,000 increase in the unrealized gain on securities included in other comprehensive income, and offset by the purchase of Treasury stock for $470,000 and dividends paid totaling $558,000. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At June 30, 2001, the total capital ratio was 19.31%; the Tier I capital ratio was 18.06%, and the leverage ratio was 11.63%, compared to regulatory capital requirements of 8.00%, 4.00% and 4.00% respectively. These ratios are well in excess of regulatory capital requirements.

The Company opened and began operating its new branch in Howard, Ohio, (Apple Valley), in July, 2001.

                              RESULTS OF OPERATIONS

            COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


Total interest income of approximately $9,915,000 for the six-month period ended June 30, 2001, compares to $9,261,000 for the same period in 2000, an increase of $654,000 or 7.06%. The majority of the overall increase in total interest income is attributed to an increase in interest and fees on loans of $466,000 or 71.3% of the overall increase. The increase in interest and fees on loans is due to increased volume in the loan portfolio and an increase in the yield on loans. Average loan balances were $153,955,000 for the first six months of 2001 compared to $145,950,000 for the first six months of 2000 and the yield on loans increased to 9.49% for the first six months of 2001 compared to 9.37% for the first six months of 2000. Investment income increased $22,000 or 1.0% for the six-month period ended June 30, 2001 compared to the same period for 2000. The increase in investment income is also due to an increase in volume. Average investment balances were $77,465,000 compared to $76,813,000 and the yields were 5.66% compared to 5.66% for the first six months of 2001 and 2000 respectively. See Average Balance Sheet for the six month periods ended June 30, 2001 and 2000.

Total interest expense of $4,965,000 for the six-month period ending June 30, 2001 represents an increase of $601,000 from the $4,364,000 reported for the same six-month period in 2000. The increase in interest expense on deposits of $662,000 is due mainly to the increases in the volume of deposit accounts. Average interest bearing deposits were $192,739,000 for the first six months of 2001 compared to $177,317,000 for the first six months of 2000. The cost on interest bearing deposits was 4.89%, compared to 4.57% for the six-month periods of 2001 and 2000 respectively. See Average Balance Sheet for the six month periods ended June 30, 2001 and 2000.

Net interest income of $4,950,000 for the six months ended June 30, 2001, compares to $4,897,000 for the same six-month period in 2000, an increase of $53,000 or 1.1%.

Total other income for the six month period ended June 30, 2001, of $345,000 compares to $315,000 for the same six month period in 2000, a increase of $30,000 or 9.5%. The increase of $35,000 in service charges on deposit accounts was attributable to normal activity within the deposit accounts due to an increase in accounts. Gains on sale of loans increased $18,000 due to increased activity caused by declining fixed loan rates. Other income decreased $23,000 due to a decrease of $26,000 in alternative investment income. The decrease in alternative investment income is attributable to the absence of permanent personnel in this area. However, a new broker/dealer relationship has been secured and permanent personnel are now in place.

Total other expense of $3,197,000 for the six months ended June 30, 2001, compares to $2,858,000 for the same six-month period in 2000. This represents an increase of $339,000 or 11.9%. Salary and employee benefits increased approximately $157,000 due to additional staff being hired as a result of opening the branches in Sugarcreek and Howard, Ohio and normal increases in salaries, staff additions and employee benefits. The increases in the remaining expense accounts were attributable to the opening of the branches in Sugarcreek and Howard, Ohio and increases in items that are normal and recurring in nature.

Net income for the six-month period ended June 30, 2001, was $1,459,000, a decrease of $217,000 or 12.9% from the $1,676,000 reported at June 30, 2000.

                              RESULTS OF OPERATIONS

           COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Total interest income of approximately $4,923,000 for the three-month period ended June 30, 2001, compares to $4,750,000 for the same period in 2000, an increase of $173,000 or 3.6%. The majority of the overall increase in total interest income is attributed to an increase in interest and fees on loans of $87,000 or 50.3% of the overall increase. The increase in interest and fees on loans is due to increased volume in the loan portfolio. Average loan balances were $154,289,000 compared to $147,107,000 and the yield was 9.30% compared to 9.52% for this three-month period of 2001 and 2000 respectively. The increase in interest on investment securities of $9,000 was due to an increase in the average balances outstanding of $76,301,000 for 2001 compared to $76,113,000 for 2000 and the yield was 5.71% compared to 5.68% for this three-month period of 2001 and 2000 respectively. See Average Balance Sheet for the three month periods ended June 30, 2001 and 2000.

Total interest expense of $2,427,000 for the three-month period ending June 30, 2001, represents an increase of $174,000 from the $2,253,000 reported for the same three-month period in 2000. The increase in interest expense on deposits of $214,000 is due mainly to increases in volume. Average interest bearing deposits were $194,365,000 for this three-month period of 2001 compared to $179,691,000 for the same three months of 2000. The cost of interest bearing deposits was 4.75% compared to 4.67% for this three-month period of 2001 and 2000 respectively. See Average Balance Sheet for the three month periods ended June 30, 2001 and 2000.

Net interest income of $2,496,000 for the three months ended June 30, 2001, compares to $2,497,000 for the same three-month period in 2000, a decrease of $1,000 or .04%.

Total other income for the three month period ended June 30, 2001, of $180,000 compares to $158,000 for the same three month period in 2000, an increase of $22,000 or 13.9%. The service fee income on deposits increased $18,000 due to an increase in the accounts being serviced. Gains on sale of loans increased $9,000 due to the Bank's increased activity caused by declining fixed loan rates.

Total other expense of $1,634,000 for the three months ended June 30, 2001, compares to $1,464,000 for the same three-month period in 2000. This represents an increase of $170,000 or 11.6%. Salary and employee benefits increased $92,000 in part to new employees due to the opening of the branch in Howard, Ohio and normal recurring employee cost increases for salary, staff additions and employee benefits. The increase in other expenses of $54,000 was due in part to the opening of the branch in Howard, Ohio and increases in other expenses that are generally thought to be normal and recurring in nature.

Net income for the three-month period ended June 30, 2001, was $734,000, a decrease of $108,000 or 12.8% from the $842,000 reported at June 30, 2000.

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

Cash and amounts due from depository institutions and federal funds sold totaled $24,089,000 at June 30, 2001. These assets provide the primary source of liquidity for the Company. In addition, management has designated a substantial portion of the investment portfolio, $43,755,000 as available for sale and has an available unused line of credit of $14,700,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at June 30, 2001. As of June 30, 2001, the Company had commitments to fund loans of approximately $828,000 and $21,910,000 in unused lines and letters of credit.

Cash was provided during the six month period ended June 30, 2001, mainly from operating activities of $2.1 million, a net increase in deposits of $4.9 million, and the maturities and repayments of investment securities of $23.7 million. Cash was used during the six month period ended June 30, 2001, mainly to fund a net increase in loans of $2.1 million, and for the purchase of investment securities of $22.2 million. In addition $1.3 million was also used to reduce Federal Home Loan Bank advances and short-term borrowings during the first six months of 2001 and $.5 million was used to purchase Treasury Stock. Cash and cash equivalents totaled $24.1 million at June 30, 2001, an increase of $3.6 million from $20.5 million at December 31, 2000.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

                                  RISK ELEMENTS


The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at June 30, 2001, and December 31, 2000. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

                                                       June 31,     December 31,
                                                         2001           2000
                                                         ----           ----
                                                        (dollars in thousands)

Loans on nonaccrual basis                                $ 77           $298
Loans past due 90 days or more                            179            340
Renegotiated loans                                         --             --
                                                         ----           ----
              Total nonperforming loans                   256            638

Other real estate                                          --             --
Repossessed assets                                         --             --
                                                         ----           ----
              Total nonperforming assets                 $256           $638
                                                         ====           ====

Nonperforming loans as a percent of total loans          0.17%          0.42%

Nonperforming loans as a percent of total assets         0.10%          0.24%

Nonperforming assets as a percent of total assets        0.10%          0.24%


Management monitors impaired loans on a continual basis. As of June 2001, impaired loans had no material effect on the Company's financial position or results from operations.

The allowance for loan losses at June 30, 2001, totaled approximately $2,292,000 or 1.49% of total loans as compared to $2,359,000 or 1.55% at December 31, 2000. Provisions for loan losses were $173,000 for the six months ended June 30, 2001 and $120,000 for the six months ended June 30, 2000.

The level of funding for the provision is a reflection of the overall loan portfolio. Nonperforming loans consist of approximately $52,000 in one to four family residential mortgages, $125,000 in commercial loans and $79,000 in consumer loans. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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

AVERAGE BALANCE SHEET FOR THE SIX-MONTH PERIOD ENDED JUNE 30

The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented.

                                                                                       Period Ended
                                                      ------------------------------------------------------------------------------
                                                                         2001                                     2000
                                                      ------------------------------------     -------------------------------------
                                                         Average                   Yield/         Average                     Yield/
                                                         Balance       Interest     Rate          Balance       Interest      Rate
                                                         -------       --------     ----          -------       --------      ----
Assets
------
Interest Earnings Assets:
   Loans (1)(2)(3)                                    $153,954,549    $7,307,380    9.49%      $145,950,199    $6,840,630     9.37%
   Securities-taxable (4)                               40,856,272     1,347,015    6.59%        42,480,436     1,337,576     6.30%
   Securities-nontaxable                                35,264,140       820,923    4.66%        33,093,397       793,762     4.80%
   Securities-equity (4)(5)                              1,344,979        25,525    3.80%         1,238,633        40,718     6.57%
   Federal funds sold                                   16,900,858       413,844    4.90%         8,462,314       248,444     5.87%
                                                      ------------    ----------    ----       ------------    ----------     ----
     Total interest earnings assets                    248,320,798     9,914,687    7.99%       231,224,979     9,261,130     8.01%
                                                      ------------    ----------    ----       ------------    ----------     ----
Noninterest earning assets:
   Cash and due from other institutions                  7,744,845                                7,482,624
   Premises and equipment, net                           4,754,602                                3,993,668
   Accrued interest                                      1,517,801                                1,467,974
   Other assets                                          2,411,532                                2,395,563
   Less allowance for loan losses                       (2,228,344)                              (1,943,763)
                                                      ------------                             ------------
     Total noninterest earnings assets                  14,200,436                               13,396,066
                                                      ------------                             ------------
     Total Assets                                     $262,521,234                             $244,621,045
                                                      ============                             ============

Liabilities and Shareholders' Equity
------------------------------------
Interest bearing liabilities:
   Interest bearing demand                            $ 27,937,619       308,735    2.21%      $ 29,335,430       375,266     2.56%
   Money market accounts                                10,975,074       199,036    3.63%        10,622,890       186,968     3.52%
   Savings deposits                                     29,394,129       418,174    2.85%        27,678,001       425,112     3.07%
   Time deposits                                       124,432,426     3,789,977    6.09%       109,681,198     3,066,751     5.59%
   Short term borrowings                                 3,700,636        47,946    2.59%         4,217,996        78,610     3.73%
   Federal Home Loan Advances                            5,912,242       200,770    6.79%         6,842,953       231,471     6.77%
                                                      ------------    ----------    ----       ------------    ----------     ----
     Total interest bearing liabilities                202,352,126     4,964,638    4.91%       188,378,468     4,364,178     4.63%
                                                      ------------    ----------    ----       ------------    ----------     ----

Noninterest bearing liabilities:
   Demand deposits                                      27,133,243                               26,654,425
   Accrued expenses and other liabilities                1,151,265                                  486,680
                                                      ------------                             ------------
     Total noninterest bearing liabilities              28,284,508                               27,141,105
                                                      ------------                             ------------
   Shareholders' equity                                 31,884,600                               29,101,472
                                                      ------------                             ------------
     Total Liabilities and Shareholders' Equity       $262,521,234                             $244,621,045
                                                      ============                             ============

Net interest income                                                   $4,950,049                               $4,896,952
                                                                      ==========                               ==========

Interest rate spread (6)                                                            3.08%                                     3.38%
                                                                                    ====                                      ====

Net yield on interest earning assets (7)                                            3.99%                                     4.24%
                                                                                    ====                                      ====


(1) For purposes of these computations, the average loan amounts outstanding are net of deferred loan fees.

(2) Included in loan interest income are loan related fees of $143,398 and $146,087 in 2001 and 2000, respectively.

(3) Nonaccrual loans are include in loan totals and do not have a material impact on the information presented.

(4) Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.

(5) Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank and Great Lakes Bankers Bank.

(6) Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.

(7) Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

AVERAGE BALANCE SHEET FOR THE THREE-MONTH PERIOD ENDED JUNE 30

The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented.

                                                                                       Period Ended
                                                      ------------------------------------------------------------------------------
                                                                         2001                                     2000
                                                      ------------------------------------     -------------------------------------
                                                         Average                   Yield/         Average                     Yield/
                                                         Balance       Interest     Rate          Balance       Interest      Rate
                                                         -------       --------     ----          -------       --------      ----
Assets
------
Interest Earnings Assets:
   Loans (1)(2)(3)                                    $154,288,612    $3,587,516    9.30%      $147,106,553    $3,500,837     9.52%
   Securities-taxable (4)                               38,855,430       643,598    6.63%        41,629,790       655,100     6.29%
   Securities-nontaxable                                36,092,270       420,338    4.66%        33,199,077       398,877     4.81%
   Securities-equity (4)(5)                              1,353,511        25,525    7.54%         1,284,032        26,017     8.10%
   Federal funds sold                                   19,562,276       245,568    5.02%        11,237,419       168,785     6.01%
                                                      ------------    ----------    ----      -------------   -----------     ----
     Total interest earnings assets                    250,152,099     4,922,545    7.87%       234,456,871     4,749,616     8.10%
                                                      ------------    ----------    ----      -------------   -----------     ----
Noninterest earning assets:
   Cash and due from other institutions                  8,060,391                                7,558,834
   Premises and equipment, net                           4,831,315                                4,011,404
   Accrued interest                                      1,535,367                                1,563,520
   Other assets                                          2,472,285                                2,445,587
   Less allowance for loan losses                       (2,268,099)                              (1,964,864)
                                                      ------------                             ------------
     Total noninterest earnings assets                  14,631,259                               13,614,481
                                                      ------------                             ------------
     Total Assets                                     $264,783,358                             $248,071,352
                                                      ============                             ============

Liabilities and Shareholders' Equity
------------------------------------
Interest bearing liabilities:
   Interest bearing demand                            $ 28,134,830       142,861    2.03%      $ 28,688,965       184,641     2.57%
   Money market accounts                                10,998,206        99,216    3.61%        11,334,431       102,986     3.63%
   Savings deposits                                     30,256,779       197,470    2.61%        27,453,870       210,545     3.07%
   Time deposits                                       124,975,043     1,870,783    5.99%       112,214,019     1,598,637     5.70%
   Short term borrowings                                 3,721,148        17,952    1.93%         4,387,005        41,695     3.80%
   Federal Home Loan Advances                            5,799,605        98,574    6.80%         6,738,848       114,625     6.80%
                                                      ------------   -----------    ----       ------------   -----------     ----
     Total interest bearing liabilities                203,885,611     2,426,856    4.76%       190,817,138     2,253,129     4.72%
                                                      ------------   -----------    ----       ------------   -----------     ----

Noninterest bearing liabilities:
   Demand deposits                                      27,641,911                               27,345,910
   Accrued expenses and other liabilities                1,231,549                                  539,907
                                                      ------------                             ------------
     Total noninterest bearing liabilities              28,873,460                               27,885,817
                                                      ------------                             ------------
   Shareholders' equity                                 32,024,287                               29,368,397
                                                      ------------                             ------------
     Total Liabilities and Shareholders' Equity       $264,783,358                             $248,071,352
                                                      ============                             ============

Net interest income                                                   $2,495,689                               $2,496,487
                                                                      ==========                               ==========

Interest rate spread (6)                                                            3.11%                                     3.38%
                                                                                    ====                                      ====

Net yield on interest earning assets (7)                                            3.99%                                     4.26%
                                                                                    ====                                      ====


(1) For purposes of these computations, the average loan amounts outstanding are net of deferred loan fees.

(2) Included in loan interest income are loan related fees of $77,142 and $71,330 in 2001 and 2000, respectively.

(3) Nonaccrual loans are include in loan totals and do not have a material impact on the information presented.

(4) Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.

(5) Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank and Great Lakes Bankers Bank.

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

           None

Item 2 -   Changes in the rights of the Company's security holders

           None

Item 3 -   Defaults by the Company on its senior securities

           None

Item 4 -   Results of votes of security holders

           The following represents the results of matters submitted to a vote of the shareholders at the annual meeting held on April 23, 2001:

           Affixing the number of directors at ten for 2001:

           For               535,655
           Abstain                 0
           Absent            161,924

           Election of Directors:

           The following directors were elected with terms to expire April 2004:

                                         For           Abstain         Absent
                                         ---           -------         ------

           Ted Bratton                 533,845          1,810         161,924
           Thomas D. Gindlesberger     533,845          1,810         161,924
           Dean J. Mullet              533,845          1,810         161,924
           Michael S. Yoder            533,845          1,810         161,924

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

                                             Killbuck Bancshares, Inc.


Date:  August 14, 2001                              By:/s/Luther E. Proper
                                                    ------------------------
                                                    Luther E. Proper
                                                    President and
                                                    Chief Executive Officer




Date:  August 14, 2001                              By:/s/Diane Knowles
                                                    ------------------------
                                                    Diane Knowles
                                                    Chief Financial Officer