Form 10-Q
period 2001-09-30
KILLBUCK BANCSHARES INC
filed 2001-11-14
CIK 1060455

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 2001

                        COMMISSION FILE NUMBER 000-24147


                            KILLBUCK BANCSHARES, INC.
                            -------------------------
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
                                    YES  X                     NO
                                        ---                       ---

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date:

         Class:  Common Stock, no par value
         Outstanding at November 6, 2001:  694,455

                            KILLBUCK BANCSHARES, INC.

                                      INDEX


                                                                     Page Number
                                                                     -----------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

        Consolidated Balance Sheet (unaudited) as of
             September 30, 2001 and December 31, 2000                     3

        Consolidated Statement of Income (unaudited)
             For the nine months ended September 30, 2001 and 2000        4

        Consolidated Statement of Income (unaudited)
             For the three months ended September 30, 2001 and 2000       5

        Consolidated Statement of Changes in Shareholders'
             Equity (unaudited)
             For the nine months ended September 30, 2001                 6

        Consolidated Statement of Cash Flows (unaudited)
             For the nine months ended September 30, 2001 and 2000        7

        Notes to Unaudited Consolidated Financial Statements              8

Item 2. Management's Discussion and Analysis                            9-16

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                           17

     Item 2. Changes in Securities                                       17

     Item 3. Default Upon Senior Securities                              17

     Item 4. Submissions of Matters to a Vote of Security Holders        17

     Item 5. Other Information                                           17

     Item 6. Exhibits and Reports on Form 8-K                            17

SIGNATURES                                                               18

                    KILLBUCK BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                         September 30,          December 31,
                                                                             2001                   2000
                                                                         -------------         -------------
ASSETS
     Cash and cash equivalents:
         Cash and amounts due from depository institutions               $  11,615,064         $   9,512,736
         Federal funds sold                                                 20,000,000            11,000,000
                                                                         -------------         -------------
              Total cash and cash equivalents                               31,615,064            20,512,736
                                                                         -------------         -------------

     Investment securities:
         Securities available for sale                                      45,130,568            47,477,388
         Securities held to maturity (market value of $41,154,028
          and $36,601,277)                                                  39,896,886            36,129,625
                                                                         -------------         -------------
              Total investment securities                                   85,027,454            83,607,013
                                                                         -------------         -------------

     Loans (net of allowance for loan losses of $2,352,040
      and $2,358,759)                                                      149,508,353           149,061,901

     Loans held for sale                                                       338,280               520,000
     Premises and equipment, net                                             5,143,831             4,528,169
     Accrued interest receivable                                             2,170,564             1,885,665
     Other assets                                                            1,502,848             1,884,545
                                                                         -------------         -------------
              Total assets                                               $ 275,306,394         $ 262,000,029
                                                                         =============         =============

LIABILITIES
     Deposits:
         Noninterest bearing demand                                      $  31,906,060         $  31,815,997
         Interest bearing demand                                            29,169,590            27,833,483
         Money market                                                       16,984,557            10,249,064
         Savings                                                            31,309,944            28,493,290
         Time                                                              122,486,757           120,776,058
                                                                         -------------         -------------
              Total deposits                                               231,856,908           219,167,892
     Federal Home Loan Bank advances                                         5,515,402             6,197,930
     Short-term borrowings                                                   4,039,933             4,315,768
     Accrued interest and other liabilities                                    605,024               577,274
                                                                         -------------         -------------
              Total liabilities                                            242,017,267           230,258,864
                                                                         -------------         -------------

SHAREHOLDERS' EQUITY
     Common stock - No par value: 1,000,000 shares authorized,
      718,431 issued                                                         8,846,670             8,846,670
     Retained earnings                                                      25,226,641            23,614,590
     Accumulated other comprehensive income                                    801,332               168,141
     Treasury stock, at cost (23,369 and 15,883 shares)                     (1,585,516)             (888,236)
                                                                         -------------         -------------
              Total shareholders' equity                                    33,289,127            31,741,165
                                                                         -------------         -------------

              Total liabilities and shareholders' equity                 $ 275,306,394         $ 262,000,029
                                                                         =============         =============

See accompanying notes to the unaudited consolidated financial statements.

                            KILLBUCK BANCSHARES, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                          Nine Months Ended
                                                             September 30,
                                                       2001                2000
                                                    -----------        -----------
INTEREST INCOME
     Interest and fees on loans                     $10,679,608        $10,507,967
     Federal funds sold                                 577,318            443,815
     Investment securities:
         Taxable                                      2,059,515          2,118,794
         Tax exempt                                   1,255,828          1,198,033
                                                    -----------        -----------
              Total interest income                  14,572,269         14,268,609
                                                    -----------        -----------

INTEREST EXPENSE
     Deposits                                         6,885,450          6,375,254
     Federal Home Loan Bank advances                    294,490            340,766
     Short term borrowings                               62,609            128,342
                                                    -----------        -----------
         Total interest expense                       7,242,549          6,844,362
                                                    -----------        -----------

NET INTEREST INCOME                                   7,329,720          7,424,247

Provision for loan losses                               262,500            180,000
                                                    -----------        -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
 LOSSES                                               7,067,220          7,244,247
                                                    -----------        -----------

OTHER INCOME
     Service charges on deposit accounts                413,265            371,064
     Gain on sale of loans                               48,402              4,534
     Other income                                        69,278            101,833
                                                    -----------        -----------
              Total other income                        530,945            477,431
                                                    -----------        -----------

OTHER EXPENSE
     Salaries and employee benefits                   2,330,096          2,064,780
     Occupancy expense                                  670,045            614,097
     Other expenses                                   1,755,130          1,521,333
                                                    -----------        -----------
              Total other expense                     4,755,271          4,200,210
                                                    -----------        -----------

INCOME BEFORE INCOME TAXES                            2,842,894          3,521,468
     Income taxes                                       672,781            886,470
                                                    -----------        -----------

NET INCOME                                          $ 2,170,113        $ 2,634,998
                                                    ===========        ===========

EARNINGS PER SHARE                                  $      3.11        $      3.74
                                                    ===========        ===========

AVERAGE SHARES OUTSTANDING                              697,484            705,014
                                                    ===========        ===========



See accompanying notes to the unaudited consolidated financial statements.

                            KILLBUCK BANCSHARES, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                         Three Months Ended
                                                            September 30,
                                                       2001              2000
                                                    ----------        ----------
INTEREST INCOME
     Interest and fees on loans                     $3,372,228        $3,667,050
     Federal funds sold                                163,474           195,371
     Investment securities:
         Taxable                                       686,976           742,059
         Tax exempt                                    434,904           402,713
                                                    ----------        ----------
              Total interest income                  4,657,582         5,007,193
                                                    ----------        ----------

INTEREST EXPENSE
     Deposits                                        2,169,527         2,321,157
     Federal Home Loan Bank advances                    93,721           109,295
     Short term borrowings                              14,663            49,732
                                                    ----------        ----------
              Total interest expense                 2,277,911         2,480,184
                                                    ----------        ----------

NET INTEREST INCOME                                  2,379,671         2,527,009

Provision for loan losses                               90,000            60,000
                                                    ----------        ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
 LOSSES                                              2,289,671         2,467,009
                                                    ----------        ----------

OTHER INCOME
     Service charges on deposit accounts               137,828           130,381
     Gain on sale of loans                              25,928              --
     Other income                                       21,958            32,227
                                                    ----------        ----------
              Total other income                       185,714           162,608
                                                    ----------        ----------

OTHER EXPENSE
     Salaries and employee benefits                    753,581           644,919
     Occupancy expense                                 233,076           213,369
     Other expenses                                    571,669           483,820
                                                    ----------        ----------
              Total other expense                    1,558,326         1,342,108
                                                    ----------        ----------

INCOME BEFORE INCOME TAXES                             917,059         1,287,509
     Income taxes                                      206,310           328,789
                                                    ----------        ----------

NET INCOME                                          $  710,749        $  958,720
                                                    ==========        ==========

EARNINGS PER SHARE                                  $     1.02        $     1.36
                                                    ==========        ==========

AVERAGE SHARES OUTSTANDING                             696,213           704,715
                                                    ==========        ==========



See accompanying notes to the unaudited consolidated financial statements.

                           KILLBUCK BANCSHARES, INC.
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                      Accumulated
                                                                        Other                                           Total
                                      Common           Retained      Comprehensive   Treasury      Shareholders'    Comprehensive
                                       Stock           Earnings         Income          Stock          Equity           Income
                                     ----------      -----------      ----------     -----------     -----------      ----------
BALANCE, DECEMBER 31, 2000           $8,846,670      $23,614,590      $  168,141     $  (888,236)    $31,741,165

     Net income                                        2,170,113                                       2,170,113      $2,170,113
     Other comprehensive income:
         Net unrealized gain
          on securities, net of
          tax of $326,189                                                633,191                         633,191         633,191
                                                                                                                      ----------
     Comprehensive income                                                                                             $2,803,304
                                                                                                                      ==========
     Purchase of Treasury Stock,
         at cost                                                                        (697,280)       (697,280)
     Cash dividends paid ($.80
         per share)                                     (558,062)                                       (558,062)
                                     ----------      -----------      ----------     -----------     -----------

BALANCE, SEPTEMBER 30, 2001          $8,846,670      $25,226,641      $  801,332     $(1,585,516)    $33,289,127
                                     ==========      ===========      ==========     ===========     ===========




See accompanying notes to the unaudited consolidated financial statements.

                            KILLBUCK BANCSHARES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                         2001              2000
                                                                     ------------      ------------
OPERATING ACTIVITIES
     Net income                                                      $  2,170,113      $  2,634,998
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                        262,500           180,000
         Depreciation, amortization and accretion, net                    405,516           312,883
         Gain on sale of loans                                            (48,402)           (4,534)
         Origination of loans held for sale                            (7,343,610)       (2,082,920)
         Proceeds from the sale of loans                                7,573,732         2,443,454
         Federal Home Loan Bank stock dividend                            (53,600)          (48,700)
         Net changes in:
           Accrued interest and other assets                             (229,391)         (681,018)
           Accrued expenses and other liabilities                          27,750            40,704
                                                                     ------------      ------------
              Net cash provided by operating activities                 2,764,608         2,794,867
                                                                     ------------      ------------

INVESTING ACTIVITIES
     Investment securities available for sale:
         Proceeds from maturities and repayments                       28,344,837         3,500,000
         Purchases                                                    (25,013,306)       (7,055,168)
     Investment securities held to maturity:
         Proceeds from maturities and repayments                          744,113           250,000
         Purchases                                                     (4,564,883)       (1,680,091)
     Net increase in loans                                               (708,952)       (5,708,324)
     Purchase of premises and equipment                                  (939,400)         (415,256)
                                                                     ------------      ------------
              Net cash used in investing activities                    (2,137,591)      (11,108,839)
                                                                     ------------      ------------

FINANCING ACTIVITIES
     Net increase in demand,
      money market and savings deposits                                10,978,317           119,546
     Increase in time deposits                                          1,710,699        12,697,248
     Repayment of Federal Home Loan Bank advances                        (682,528)         (670,598)
     Net decrease/increase in short term borrowings                      (275,835)          295,001
     Purchase of Treasury stock                                          (697,280)          (85,739)
     Dividends paid                                                      (558,062)         (493,356)
                                                                     ------------      ------------
              Net cash provided by financing activities                10,475,311        11,862,102
                                                                     ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              11,102,328         3,548,130
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       20,512,736        16,823,806
                                                                     ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 31,615,064      $ 20,371,936
                                                                     ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
     Cash paid during the period for:
         Interest on deposits and borrowings                         $  7,333,099      $  6,811,226
                                                                     ============      ============
         Income taxes                                                $    518,294      $    859,236
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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. The adoption of Statement No. 141 is not expected to have a material effect on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The new statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. At September 30, 2001, the Company has approximately $1.4 million of intangibles resulting from the purchase of another financial institution.

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

                               FINANCIAL CONDITION

Total assets at September 30, 2001 were approximately $275,307,000 compared to $262,000,000 at December 31, 2000, an increase of $13,300,000 or 5.1%.

Cash and cash equivalents increased by $11,102,000 or 54.1% from December 31, 2000 to September 30, 2001, with federal funds sold increasing $9,000,000. This increase improved the Bank's liquidity position for loan demand and investment security purchases at September 30, 2001.

Total investments increased by $1,420,000 or 1.7% from December 31, 2000 to September 30, 2001. There was a net decrease of $2,347,000 in available for sale U.S. Government Agency securities due to calls and maturing securities while securities held to maturity increased by $3,767,000. The Bank had greater purchases of investment securities during the first nine months of 2001 due to the callable options on some of the available for sale securities.

Net loans increased by only $446,000 or .3% from December 31, 2000 to September 30, 2001 due to a decrease in overall loan demand. A decrease of $1,956,000 occurred in the consumer loan category while real estate loan balances increased by $2,305,000 and commercial loans increased by $64,000.

Total deposits at September 30, 2001 were $231,857,000 compared to $219,168,000 at December 31, 2000, an increase of $12,689,000 or 5.8%. Money markets increased $6,735,000. Management attributes these changes within the deposit accounts to the general decline in interest rates and an increase in deposit activity at the new branch.

Federal Home Loan Bank advances and short-term borrowings decreased $683,000 and $276,000 respectively at September 30, 2001 from December 31, 2000.

Shareholders' Equity increased by $1,548,000 or 4.9%, which was mainly due to earnings of $2,170,000 for the first nine months of 2001 accentuated by a $633,000 increase in the unrealized gain on securities included in other comprehensive income, and offset by the purchase of Treasury stock for $697,000 and dividends paid totaling $558,000. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At September 30, 2001, the total capital ratio was 19.47%, the Tier I capital ratio was 18.22%, and the leverage ratio was 11.59%, compared to regulatory capital requirements of 8.00%, 4.00% and 4.00% respectively. These ratios are well in excess of regulatory capital requirements.

The Company opened and began operating its new branch in Howard, Ohio, (Apple Valley) in July, 2001.

                              RESULTS OF OPERATIONS

         COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Total interest income of approximately $14,572,000 for the nine month period ended September 30, 2001, compares to $14,269,000 for the same period in 2000, an increase of $303,000 or 2.1%. The majority of the overall increase in total interest income is attributed to an increase in interest and fees on loans of $172,000 or 56.8% of the overall increase. The increase in interest and fees on loans is due to increased volume in the loan portfolio. Average loan balances were $153,890,000 for the first nine months of 2001 compared to $146,659,000 for the first nine months of 2000. The annualized yield on loans was 9.25% for the nine month period ended September 30, 2001 and 9.54% for the comparable 2000 period. The increase in interest on Federal Funds Sold of $134,000 is due mainly to an increase in average balances of $8,201,000 outstanding for 2001 compared to 2000. See Average Balance Sheet for the nine month periods ended September 30, 2001 and September 30, 2000.

Total interest expense of $7,243,000 for the nine month period ending September 30, 2001, represents an increase of $399,000 from the $6,844,000 reported for the same nine month period in 2000. The increase in interest expense resulted primarily from an increase in the average volume of the underlyng principal balances of interest bearing liabilities. See Average Balance Sheet for the nine month periods ended September 30, 2001 and September 30, 2000.

Net interest income of $7,330,000 for the nine months ended September 30, 2001, compares to $7,424,000 for the same nine month period in 2000, a decrease of $94,000 or 1.3%.

Total other income for the nine month period ended September 30, 2001, of $531,000 compares to $477,000 for the same nine month period in 2000, an increase of $54,000 or 11.3%. The increase of $42,000 in service charges on deposit accounts was attributable to normal activity within the deposit accounts due to an increase in accounts. Gains on sale of loans increased $44,000 due to increased activity caused by declining fixed loan rates. Other income decreased $33,000 due to a decrease of $36,000 in alternative investment income. The decrease in alternative investment income is attributable to the absence of permanent personnel in this area. However, a new broker/dealer relationship began in July 2001.

Total other expense of $4,755,000 for the nine months ended September 30, 2001, compares to $4,200,000 for the same nine month period in 2000. This represents an increase of $555,000 or 13.2%. Salary and employee benefits increased approximately $265,000 due to additional staff, approximately fifteen, being hired as a result of opening the branches in Sugarcreek and Howard, Ohio and normal increases in salaries, staff additions and employee benefits. Other expenses increased approximately $240,000. More specifically, there was an increase of approximately $78,000 in advertising, public relations, and internet expense and a $56,000 increase in telephone expense. The remainder of the increases in the remaining expense accounts were attributable to the opening of the branches in Sugarcreek and Howard, Ohio and increases in items that are normal and recurring in nature.

Net income for the nine month period ended September 30, 2001, was $2,170,000, a decrease of $465,000 or 17.6% from the $2,635,000 reported at September 30, 2000.

        COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Total interest income of approximately $4,658,000 for the three-month period ended September 30, 2001, compares to $5,007,000 for the same period in 2000, a decrease of $349,000 or 7.0%. The majority of the overall decrease in total interest income is attributed to a decrease in interest and fees on loans of $295,000 or 84.5% of the overall decrease. The decrease in interest and fees on loans is due mainly to a decrease in the yield. The yield was 8.70% compared to 9.83% for this three-month period of 2001 and 2000 respectively. The decrease in interest on Federal funds sold of $32,000 was due mainly to a decrease in the yield. The yield was 3.32% compared to 6.57% for this three-month period of 2001 and 2000 respectively. See Average Balance Sheet for the three-month periods ended September 30, 2001 and 2000.

Total interest expense of $2,278,000 for the three-month period ending September 30, 2001, represents a decrease of $202,000 from the $2,480,000 reported for the same three-month period in 2000. The decrease in interest expense of $152,000 is due mainly to a decrease in the cost of interest bearing liabilities. The cost of interest bearing liabilities was 4.36% compared to 5.02% for this three-month period of 2001 and 2000 respectively. See Average Balance Sheet for the three-month periods ended September 30, 2001 and 2000.

Net interest income of $2,380,000 for the three months ended September 30, 2001, compares to $2,527,000 for the same three-month period in 2000, a decrease of $147,000 or 5.8%.

Total other income for the three month period ended September 30, 2001, of $186,000 compares to $163,000 for the same three month period in 2000, an increase of $23,000 or 14.1%. The service fee income on deposits increased $7,000 due to an increase in the accounts being serviced. Gains on sale of loans increased $26,000 due to the Bank's increased activity caused by declining fixed loan rates.

Total other expense of $1,558,000 for the three months ended September 30, 2001, compares to $1,342,000 for the same three-month period in 2000. This represents an increase of $216,000 or 16.1%. Salary and employee benefits increased $109,000 in part to new employees due to the opening of the branch in Howard, Ohio and normal recurring employee cost increases for salary, staff additions and employee benefits. The increase in other expenses of $88,000 was due in part to the opening of the branch in Howard, Ohio and increases in other expenses that are generally thought to be normal and recurring in nature.

Net income for the three-month period ended September 30, 2001, was $711,000, a decrease of $248,000 or 25.9% from the $959,000 reported at September 30, 2000.

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

Cash and amounts due from depository institutions and federal funds sold totaled $31,615,000 at September 30, 2001. These assets provide the primary source of liquidity for the Company. In addition, management has designated a substantial portion of the investment portfolio, $45,131,000 as available for sale and has an available unused line of credit of $15,189,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at September 30, 2001. As of September 30, 2001, the Company had commitments to fund loans of approximately $1,248,000 and $22,223,000 in unused lines and letters of credit.

Cash was provided during the nine month period ended September 30, 2001, mainly from operating activities of $2.8 million, a net increase in deposits of $12.0 million, and the maturities and repayments of investment securities of $29.1 million. Cash was used during the nine month period ended September 30, 2001, mainly to fund a net increase in loans of $.7 million, and for the purchase of investment securities of $29.6 million. In addition $1.0 million was also used to reduce Federal Home Loan Bank advances and short-term borrowings during the first nine months of 2001, $.7 million was used to purchase Treasury Stock and $.6 million was used to pay dividends. Cash and cash equivalents totaled $31.6 million at September 30, 2001, an increase of $11.1 million from $20.5 million at December 31, 2000.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

                                  RISK ELEMENTS

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at September 30, 2001, and December 31, 2000. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans in which the terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

                                                      September 30,   December 31,
                                                           2001           2000
                                                      -------------   ------------
                                                         (dollars in thousands)
Loans on nonaccrual basis                                  $140           $298
Loans past due 90 days or more                               53            340
Renegotiated loans                                          --             --
                                                           ----           ----
              Total nonperforming loans                     193            638

Other real estate                                           --             --
Repossessed assets                                          --             --
                                                           ----           ----
              Total nonperforming assets                   $193           $638
                                                           ====           ====

Nonperforming loans as a percent of total loans            0.13%          0.42%

Nonperforming loans as a percent of total assets           0.07%          0.24%

Nonperforming assets as a percent of total assets          0.07%          0.24%


Management monitors impaired loans on a continual basis. As of September 30, 2001, impaired loans had no material effect on the company's financial position or results from operations.

The allowance for loan losses at September 30, 2001, totaled $2,352,000 or 1.55% of total loans as compared to $2,359,000 or 1.55% at December 31, 2000. Provisions for loan losses were $262,500 and $180,000 for the nine months ended September 30, 2001 and 2000 respectively.

The level of funding for the provision is a reflection of the overall increase in loans and is not an indication of any decline in the quality of the loan portfolio. Nonperforming loans consist of approximately $41,000 in one to four family residential mortgages, $81,000 in commercial loans and $71,000 in consumer loans. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management performs a quarterly evaluation of the allowance for loan losses. The evaluation incorporates internal loan review, actual historical losses, as well as any negative economic trends in the local market. The evaluation is presented to and approved by the Board of Directors. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in the portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

AVERAGE BALANCE SHEET FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30

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

                                                                                   Period Ended
                                                   ----------------------------------------------------------------------------
                                                                  2001                                      2000
                                                   -----------------------------------      -----------------------------------
                                                      Average                   Yield/         Average                   Yield/
                                                      Balance       Interest     Rate          Balance      Interest      Rate
                                                   ------------   -----------   ------      ------------   -----------   ------
Assets
------
Interest Earnings Assets:
   Loans (1)(2)(3)                                 $153,889,826   $10,679,608    9.25%      $146,659,087   $10,507,967    9.54%
   Securities-taxable (4)                            41,436,030     1,954,175    6.28%        43,347,953     2,062,602    6.34%
   Securities-nontaxable                             35,986,272     1,297,263    4.80%        33,276,833     1,196,474    4.79%
   Securities-equity (4)(5)                           1,353,967        63,905    6.29%         1,259,360        57,751    6.11%
   Federal funds sold                                17,775,208       577,318    4.33%         9,573,920       443,815    6.17%
                                                   ------------   -----------               ------------   -----------
     Total interest earnings assets                 250,441,303    14,572,269    7.75%       234,117,153    14,268,609    8.12%
                                                   ------------   -----------               ------------   -----------
Noninterest earning assets:
   Cash and due from other institutions               8,052,432                                7,629,733
   Premises and equipment, net                        4,884,173                                4,002,918
   Accrued interest                                   1,450,781                                1,468,162
   Other assets                                       2,408,255                                2,387,890
   Less allowance for loan losses                    (2,264,189)                              (1,981,802)
                                                   ------------                             ------------
     Total noninterest earnings assets               14,531,452                               13,506,901
                                                   ------------                             ------------
     Total Assets                                  $264,972,755                             $247,624,054
                                                   ============                             ============

Liabilities and Shareholders' Equity
------------------------------------
Interest bearing liabilities:
   Interest bearing demand                          $28,181,363       451,299    2.13%       $28,801,736       555,538    2.57%
   Money market accounts                             12,550,885       347,993    3.69%        11,280,396       309,958    3.66%
   Savings deposits                                  29,920,726       617,707    2.75%        27,802,115       644,577    3.09%
   Time deposits                                    123,829,696     5,468,451    5.88%       111,941,556     4,865,181    5.79%
   Short term borrowings                              3,801,721        62,609    2.19%         4,390,292       128,342    3.89%
   Federal Home Loan Advances                         5,794,569       294,490    6.77%         6,723,530       340,766    6.75%
                                                   ------------   -----------               ------------   -----------
     Total interest bearing liabilities             204,078,960     7,242,549    4.73%       190,939,625     6,844,362    4.78%
                                                   ------------   -----------               ------------   -----------

Noninterest bearing liabilities:
   Demand deposits                                   27,739,889                               26,616,805
   Accrued expenses and other liabilities             1,214,643                                  559,424
                                                   ------------                             ------------
     Total noninterest bearing liabilities           28,954,532                               27,176,229
   Shareholders' equity                              31,939,263                               29,508,200
                                                   ------------                             ------------
     Total Liabilities and Shareholders' Equity    $264,972,755                             $247,624,054
                                                   ============                             ============

Net interest income                                               $ 7,329,720                              $ 7,424,247
                                                                  ===========                              ===========

Interest rate spread (6)                                                         3.02%                                    3.34%
                                                                                 ====                                     ====

Net yield on interest earning assets (7)                                         3.90%                                    4.23%
                                                                                 ====                                     ====

(1) For purposes of these computations, the average loan amounts outstanding are net of deferred loan fees. (2) Included in loan interest income are loan related fees of $237,318 and $220,627 in 2001 and 2000, respectively.

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

AVERAGE BALANCE SHEET FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30

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

                                                                                   Period Ended
                                                   ----------------------------------------------------------------------------
                                                                  2001                                      2000
                                                   -----------------------------------      -----------------------------------
                                                      Average                   Yield/         Average                   Yield/
                                                      Balance       Interest     Rate          Balance      Interest      Rate
                                                   ------------   -----------   ------      ------------   -----------   ------
Assets
------
Interest Earnings Assets:
   Loans (1)(2)(3)                                 $153,760,381    $3,372,228    8.70%      $148,076,863    $3,667,050    9.83%
   Securities-taxable (4)                            42,595,546       654,262    6.09%        45,082,988       725,026    6.38%
   Securities-nontaxable                             37,430,536       447,405    4.74%        33,643,705       402,713    4.75%
   Securities-equity (4)(5)                           1,371,942        20,213    5.85%         1,300,813        17,033    5.20%
   Federal funds sold                                19,523,907       163,474    3.32%        11,797,133       195,371    6.57%
                                                   ------------    ----------               ------------    ----------
     Total interest earnings assets                 254,682,312     4,657,582    7.26%       239,901,502     5,007,193    8.28%
                                                   ------------    ----------               ------------    ----------
Noninterest earning assets:
   Cash and due from other institutions               8,667,606                                7,923,949
   Premises and equipment, net                        5,143,315                                4,021,419
   Accrued interest                                   1,316,742                                1,468,538
   Other assets                                       2,412,246                                2,372,544
   Less allowance for loan losses                    (2,335,879)                              (2,057,880)
                                                   ------------                             ------------
     Total noninterest earnings assets               15,204,030                               13,728,570
                                                   ------------                             ------------
     Total Assets                                  $269,886,342                             $253,630,072
                                                   ============                             ============

Liabilities and Shareholders' Equity
------------------------------------
Interest bearing liabilities:
   Interest bearing demand                           28,668,853       142,561    1.97%        27,734,346       180,272    2.58%
   Money market accounts                             15,702,508       148,960    3.76%        12,596,074       122,990    3.87%
   Savings deposits                                  30,973,921       199,533    2.56%        28,050,344       219,465    3.10%
   Time deposits                                    122,624,234     1,678,473    5.43%       116,462,273     1,798,430    6.13%
   Short term borrowings                              4,003,891        14,663    1.45%         4,734,885        49,732    4.17%
   Federal Home Loan Advances                         5,559,221        93,721    6.69%         6,484,686       109,295    6.69%
                                                   ------------    ----------               ------------    ----------
     Total interest bearing liabilities             207,532,628     2,277,911    4.36%       196,062,608     2,480,184    5.02%
                                                   ------------    ----------               ------------    ----------

Noninterest bearing liabilities:
   Demand deposits                                   28,963,726                               26,540,897
   Accrued expenses and other liabilities             1,341,400                                  704,913
                                                   ------------                             ------------
     Total noninterest bearing liabilities           30,305,126                               27,245,810
   Shareholders' equity                              32,048,588                               30,321,654
                                                   ------------                             ------------
     Total Liabilities and Shareholders' Equity    $269,886,342                             $253,630,072
                                                   ============                             ============

Net interest income                                                $2,379,671                               $2,527,009
                                                                   ==========                               ==========

Interest rate spread (6)                                                         2.90%                                    3.26%
                                                                                 ====                                     ====

Net yield on interest earning assets (7)                                         3.74%                                    4.21%
                                                                                 =====                                    ====

(1) For purposes of these computations, the average loan amounts outstanding are net of deferred loan fees.

(2) Included in loan interest income are loan related fees of $93,920 and $74,551 in 2001 and 2000, respectively.

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

                            Killbuck Bancshares, Inc.


Date: November 8, 2001                          By: /s/Luther E. Proper
                                                   ---------------------------
                                                   Luther E. Proper
                                                   President and
                                                   Chief Executive Officer


Date: November 8, 2001                          By: /s/Diane Knowles
                                                   ---------------------------
                                                   Diane Knowles
                                                   Chief Financial Officer