Form 10-K
period 2001-12-31
KILLBUCK BANCSHARES INC
filed 2002-03-29
CIK 1060455

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 [FEE REQUIRED]

     For  the Fiscal Year Ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For  the transition period from            to            .
                                     -----------   -----------

                          Commission File No. 000-24147
                            Killbuck Bancshares, Inc.

                          ----------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                               34-1700284
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                                    165 North Main Street
                              Killbuck, Ohio 44637
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

Common Stock No Par Value                               None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, calculated by reference to the stock valuation done on Killbuck Bancshares, Inc. common stock as of

December 31, 2001 was $61,784,434 (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

There were 693,287 shares of no par value common stock outstanding as of December 31, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the Year ended December 31, 2001. (Part II, III and IV)

2. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2002 for the Year ended December 31, 2001. (Part III)

                                 FORM 10-K INDEX
                                 ---------------

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

The Company has one wholly owned subsidiary, The Killbuck Savings Bank Company. The Bank has eight full service offices, with five in Holmes County, two in Knox County and one in Tuscarawas County. The new full service branch facility in Sugarcreek, Ohio in Tuscarawas County opened in February, 2000. The new full service branch facility in Howard, Ohio in Knox County opened in July, 2001. On November 21, 1998 the merger of Commercial and Savings Bank Company of Danville, Ohio with and into The Killbuck Savings Bank Company, with Killbuck Savings Bank being the surviving bank was completed using the purchase method of accounting. Commercial and Savings Bank Company had total assets of approximately $15.6 million on the date of the merger and operated out of one location in Danville, Ohio in Knox County.

On April 13, 1998, the Board of Directors authorized an increase in the authorized common shares from 200,000 to 1,000,000 shares and also authorized a 5 for 1 stock split of common stock to shareholders of record on May 1, 1998.

The Company, through its subsidiary, The Killbuck Savings Bank Company, conducts the business of a commercial banking organization. At December 31, 2001, the Company and its subsidiary had consolidated total assets of $281,258,188, and consolidated total equity of $33,037,452. The capital of the Company consists of 1,000,000 authorized shares of capital stock, no par value of which 693,287 shares were outstanding at December 31, 2001 to 999 shareholders.

The Bank is a state banking Company. The Bank is regulated by the Ohio Division of Financial Institutions ("ODFI") and its deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law and, as a subsidiary of the Company, is regulated by the Federal Reserve Board.

Employees
---------

As of December 31, 2001, the Bank had 84 full-time and 32 part-time employees. The Company had no employees. The Bank provides a number of benefits for its full-time employees, including health and life insurance, pension, workers' compensation, social security, paid vacations, and numerous bank services. No employees are union participants or subject to a collective bargaining agreement.

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

There are six financial institutions operating in Holmes County. As of June 30, 2001 (the most date for which information is available) the Commercial and Savings Bank, Millersburg had the largest market share with $200 million in total deposits as of such date, representing a market share of 42.14%. The Bank had the second largest market share with deposits of $199 million as of such date, representing a market share of 41.86%. Commercial and Savings Bank had total assets as of December 31, 2001, of $306 million compared to the Bank's total assets of $281 million as of such date.

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

At December 31, 2001, the Company's respective total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory requirements. See Note 15 in the audited consolidated financial statements included in the Annual Report and incorporated herein by reference in the report as Exhibit 13.

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

Government Policies and Legislation
-----------------------------------

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

The Financial Services Modernization Act defines "financial in nature" to include"

     .    securities underwriting, dealing and market making;
     .    sponsoring mutual funds and investment companies;
     .    insurance underwriting and agency;
     .    merchant bank activities
     . and activities that the Federal Reserve Board has determined to be closely relating to banking.

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

Item 2. Description of Property
-------------------------------

Properties

The Company owns no real property but utilizes the main office of the Bank. The Company's and the Bank's executive offices are located at 165 North Main Street, Killbuck, Ohio. The Company pays no rent or other form of consideration for the use of this facility. All offices are owned by the Bank. The Bank has five offices located in Holmes County (1), two in Knox County (2), and one in Tuscarawas County (3). The new full service branch facility in Sugarcreek, Ohio opened in February, 2000. A new full service branch facility in Howard, Ohio (Knox County) opened in July, 2001. The Bank's total investment in office property and equipment was $8.9 million with a net book value $5.1 million at December 31, 2001. The offices are at the following locations.

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

Millersburg North Branch (1)  Millersburg South Branch (1)  Danville Branch (2)
181 N. Washington Street      1642 S. Washington Street     701 S. Market Street
Millersburg, Ohio 44654       Millersburg, Ohio 44654       Danville, Ohio 43014

Sugarcreek Branch (3)         Apple Valley Branch (2)
1035 W. Main Street           21841 Plank Road
Sugarcreek, Ohio 44681        Howard, Ohio  43028

Item 3 Legal Proceedings
------------------------

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

Item 4 Submission of Matters to Vote of Security Holders
--------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5 Market for Registrant's Common Stock and Related Stockholder Matters
---------------------------------------------------------------------------

As of December 31, 2001, the Company had 999 shareholders of record who collectively held 693,287 of the 1,000,000 authorized shares of the Company's no par value stock.

There is no established public trading market for the Company's common stock and the shares of the Company are not listed on any exchange. Sale price information is based on information reported to the Company by individual buyers and sellers of the Company stock. The following table summarizes the high and low prices and dividend information for 2001 and 2000. Cash dividends are paid on a semi-annual basis.

                                                Cash
                                              Dividends
   Quarter Ended         High        Low        Paid
-------------------     ------     ------     ---------

2001   March 31         $94.86     $88.30       N/A
       June 30           90.19      88.92        .80
       September 30      92.43      90.35       N/A
       December 31       93.18      91.42        .80

2000   March 31         $96.77     $86.17       N/A
       June 30           88.46      86.64        .70
       September 30      92.13      89.54       N/A
       December 31       94.56      92.64        .75

The Company has paid regular semi-annual cash dividends since it became a bank holding company in 1992, and assuming the ability to do so, it is anticipated that the Company will continue to declare regular semi-annual cash dividends.

For information on dividends per share, net income per share and ratio of dividends to net income per share see the Selected Financial Data of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2001, included in this report as Exhibit 13 and is incorporated herein by reference.

The ability of the Company to pay dividends will depend on the earnings of its subsidiary bank and its financial condition, as well as other factors such as market conditions, interest rates and regulatory requirements. Therefore, no assurances may be given as to the continuation of the Company's ability to pay dividends or maintain its present level of earnings. For a discussion on subsidiary dividends see Note 15 to the audited Consolidated Financial Statements of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2001, included in this report as Exhibit 13 and is incorporated herein by reference.

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

Item 6 Selected Financial Data
------------------------------

Selected Financial Data of the annual report to shareholders Of Killbuck Bancshares, Inc. for the year ended December 31, 2001, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7 Management's Discussion and Analysis of Financial Condition and Results
------------------------------------------------------------------------------
of Operations
-------------

Management's Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2001, included in this report as Exhibit 13, is incorporated herein by reference. Additional statistical information noted below is provided pursuant to Guide 3, Statistical Disclosure by Bank Holding Companies.

Investment Portfolio

     Book Value of Investments

          Book values of investment securities at December 31 are as follows (in thousands):

                                                     December 31,
                                             ---------------------------
                                               2001      2000      1999
                                             -------   -------   -------

          Securities available for sale:
            U.S. Treasury securities         $    --   $    --   $ 3,000
            Obligations of U.S. Government
             Agencies and Corporations        51,420    46,157    38,150
                                             -------   -------   -------

            Total available for sale          51,420    46,157    41,150
                                             -------   -------   -------

          Securities held to maturity:
            Obligations of States and
             Political subdivisions           38,305    34,514    32,797
            Corporate securities               1,498     1,616     1,628
                                             -------   -------   -------

            Total held to maturity            39,803    36,130    34,425
                                             -------   -------   -------

          Total                              $91,223   $82,287   $75,575
                                             =======   =======   =======

MATURITY SCHEDULE OF INVESTMENTS

The following table presents the investment portfolio, the weighted average yield and maturities at December 31, 2001 (dollars in thousands):

                                                         After three months but   After one year but    After five but
                                   Within three months       Within one year       Within five years   Within ten years
                                   -------------------   ----------------------   ------------------   ----------------
                                   Amount        Yield   Amount           Yield   Amount       Yield   Amount     Yield
                                   ------        -----   ------           -----   -------      -----   -------    -----
Available for Sale (1)
   Obligations of U.S.
    Government Agencies
    and Corporations                $--            --%   $3,072           6.10%   $44,103      5.09%   $ 4,245    6.88%
                                    ---          ----    ------           ----    -------      ----    -------    ----

Total                               $--            --%   $3,072           6.10%   $44,103      5.09%   $ 4,245    6.88%
                                    ===          ====    ======           ====    =======      ====    =======    ====

Held to Maturity
   Obligations of States and
    Political subdivisions (2)      $95          6.00%   $2,666           4.52%   $13,836      4.66%   $18,036    4.64%

   Corporate bonds                   --            --       255           5.20        993      5.85        250    6.25
                                    ---          ----    ------           ----    -------      ----    -------    ----

Total                               $95          6.00%   $2,921           9.72%   $14,829      4.74%   $18,286    4.66%
                                    ===          ====    ======           ====    =======      ====    =======    ====

                                         After 10 years
                                   ------------------------
                                   Amount   Yield    Total
                                   ------   -----   -------
Available for Sale (1)
   Obligations of U.S.
    Government Agencies
    and Corporations               $   --     --%   $51,420
                                   ------   ----    -------

Total                              $   --     --%   $51,420
                                   ======   ====    =======

Held to Maturity
   Obligations of States and
    Political subdivisions (2)     $3,672   4.53%   $38,305

   Corporate bonds                     --     --      1,498
                                   ------   ----    -------

Total                              $3,672   4.53%   $39,803
                                   ======   ====    =======

(1) The weighted average yield has been computed using the historical amortized cost for available for sale securities.
(2) Weighted average yields on nontaxable obligations have been computed based on actual yield stated on the security.

Excluding holdings of U.S. Treasury and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the Bank's shareholder equity at December 31, 2001.

TYPES OF LOANS

The following table presents the composition of the loan portfolio and the percentage of loans by type as follows (dollars in thousands):

                                                           December 31,
                                   2001                       2000                  1999
                           ----------------------   ----------------------   ----------------------
                                          % of                    % of                      % of
                            Amount    Total Loans    Amount    Total Loans    Amount    Total Loans
                           --------   -----------   --------   -----------   --------   -----------
Real estate-residential    $ 55,812       36.7%     $ 53,529       35.3%     $ 48,960      34.0%
Real estate-farm              3,377        2.2         3,945        2.6         4,380       3.0
Real estate-commercial       24,117       15.9        23,063       15.2        23,718      16.5
Real estate-construction      2,937        1.9         2,044        1.3         1,397       1.0
Commercial and other         37,205       24.4        38,355       25.3        37,767      26.3
Consumer and credit card     28,710       18.9        30,864       20.3        27,555      19.2
                           --------      -----      --------      -----      --------     -----
                           $152,158      100.0%     $151,800      100.0%     $143,777     100.0%
                           ========      =====      ========      =====      ========     =====
                                             December 31,
                                   1998                       1997
                           ----------------------   ----------------------
                                          % of                    % of
                            Amount    Total Loans    Amount    Total Loans
                           --------   -----------   --------   -----------
Real estate-residential    $ 49,226       35.7%     $ 41,473       34.0%
Real estate-farm              4,376        3.2         3,847        3.1
Real estate-commercial       22,713       16.4        21,205       17.4
Real estate-construction      1,238         .9           783         .6
Commercial and other         37,753       27.4        33,745       27.7
Consumer and credit card     22,585       16.4        20,981       17.2
                           --------      -----      --------      -----
                           $137,891      100.0%     $122,034      100.0%
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

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATE

The following table presents maturity distribution and interest rate sensitivity of real estate - commercial, real estate - construction and commercial and other loans at December 31, 2001 (dollars in thousands):

                                         After 1 Year
                                Within      Within
                                1 Year      5 Years     After 5 Years    Total
                               -------   ------------   -------------   -------

Real estate - commercial       $22,959      $  901          $257        $24,117
Real estate - construction       2,937          --            --          2,937
Commercial and other            31,302       5,766           137         37,205
                               -------      ------          ----        -------
                               $57,198      $6,667          $394        $64,259
                               =======      ======          ====        =======

Fixed interest rates           $ 7,523      $6,667          $394        $14,584
Variable interest rates         49,675          --            --         49,675
                               -------      ------          ----        -------
                               $57,198      $6,667          $394        $64,259
                               =======      ======          ====        =======

RISK ELEMENTS

Loans are subject to ongoing periodic monitoring by management and the board of directors. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower. At December 31, 2001 the majority 80.1% of the non-accrual loans is comprised of six loans. One is a mortgage loan for $77,000. One is a consumer loan for $37,000, which is secured by a mobile home and land. One is a consumer loan for $19,000, which is secured by a second mortgage. The remaining three loans are for $44,000 secured by vehicles. The following table presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, renegotiated loans, other real estate and repossessed assets at December 31, (dollars in thousands).

                                                               December 31,
                                                    ------------------------------------
                                                    2001    2000    1999    1998    1997
                                                    ----    ----    ----    ----    ----
   Loans on nonaccrual basis                        $221    $298    $287    $ 21    $121
   Loans past due 90 days or more                    125     340     312     155      75
   Renegotiated loans                                 --      --      --      --      --
                                                    ----    ----    ----    ----    ----
       Total nonperforming loans                     346     638     599     176     196

   Other real estate                                  --      --      --      73      --
   Repossessed assets                                 --      --      --      --      --
                                                    ----    ----    ----    ----    ----
       Total nonperforming assets                   $346    $638    $599    $249    $196
                                                    ====    ====    ====    ====    ====

Nonperforming loans as a percent of total loans      .23%    .42%    .42%    .13%    .16%
                                                    ====    ====    ====    ====    ====

Nonperforming loans as a percent of total assets     .12%    .24%    .25%    .08%    .10%
                                                    ====    ====    ====    ====    ====

Nonperforming assets as a percent of total assets    .12%    .24%    .25%    .11%    .10%
                                                    ====    ====    ====    ====    ====

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $21,254 and the amount of interest income that was recognized was $-0- for the year ended December 31, 2001.

There are no loans as of December 31, 2001, other than those disclosed above, where known information about the borrower caused management to have serious doubts about the borrower's ability to comply with their contractual repayment obligations. There are no concentration of loans to borrowers engaged in similar activities, which exceed 10% of total loans that management is aware of. Based upon the ongoing quarterly review and assessment of credit quality, management is not aware of any trends or uncertainties related to any accounts which might have a material adverse effect on future earnings, liquidity or capital resources.

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

                                                                         Year Ended December 31,
                                                        --------------------------------------------------------
                                                          2001        2000        1999        1998        1997
                                                        --------    --------    --------    --------    --------
Allowance for loan losses at beginning of year          $  2,359    $  1,887    $  1,851    $  1,745    $  1,653
Provision charged to expense                                 262         540         240         183         180
Charge-offs:
   Real estate-residential                                     0           0           0           1           0
   Real estate-farm                                            0           0           0           0           0
   Real estate-commercial                                      0           0           0           0           0
   Real estate-construction                                    0           0           0           0           0
   Commercial and other                                      122          42         171          35          20
   Consumer and credit card                                  364         207         113         181         170
                                                        --------    --------    --------    --------    --------
       Total charge-offs                                     486         249         284         217         190
                                                        --------    --------    --------    --------    --------

Recoveries:
   Real estate-residential                                     0           0           0           0           0
   Real estate-farm                                            0           0           0           0           0
   Real estate-commercial                                      0           0           0           0           0
   Real estate-construction                                    0           0           0           0           0
   Commercial and other                                       21         112          13           7           7
   Consumer and credit card                                  105          69          67          40          95
                                                        --------    --------    --------    --------    --------
       Total recoveries                                      126         181          80          47         102
                                                        --------    --------    --------    --------    --------

   Net charge-offs                                           360          68         204         170          88

   Business acquisition                                        0           0           0          93           0
                                                        --------    --------    --------    --------    --------

Allowance for loan losses at end of period              $  2,261    $  2,359    $  1,887    $  1,851    $  1,745
                                                        ========    ========    ========    ========    ========

Total loans outstanding                                 $152,158    $151,800    $143,777    $137,891    $122,034
                                                        ========    ========    ========    ========    ========

Average loans outstanding                               $153,488    $147,224    $140,202    $127,214    $119,552
                                                        ========    ========    ========    ========    ========

Allowance for loan losses as a percent of total loans       1.49%       1.55%       1.31%       1.34%       1.43%

Net charge-offs as a percent of average loans                .24%        .05%        .15%        .13%        .07%

The Bank reviews the adequacy of its allowance for loan losses on a quarterly basis. In determining the adequacy of its allowance account the Bank makes general allocations based upon loan categories, nonaccrual, past due and classified loans. After general allocations, the Bank makes specific allocations for individual credits. Any remaining balance is determined to be unallocated. The Bank has determined that the reserve is adequate as of December 31, 2001, based upon its analysis and experience. However, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses.

The following table presents management's estimate of the allocation of the allowance for loan losses among the loan categories, although the entire allowance balance is available to absorb any actual charge-offs that may occur, along with the percentage of loans in each category to total loans for the years ended December 31 (dollars in thousands):

                                    2001                2000                1999                1998                1997
                             -----------------   -----------------   -----------------   -----------------   -----------------
                                           %                   %                   %                   %                   %
                                          of                  of                  of                  of                  of
                                         Loans               Loans               Loans               Loans               Loans
                                          to                  to                  to                  to                  to
                                         Total               Total               Total               Total               Total
                             Allowance   Loans   Allowance   Loans   Allowance   Loans   Allowance   Loans   Allowance   Loans
                             ---------   -----   ---------   -----   ---------   -----   ---------   -----   ---------   -----
Real estate - residential     $  254      36.7%   $  450      35.3%   $  412      34.0%   $  467      35.7%   $  402      34.0%
Real estate - farm                74       2.2        23       2.6        21       3.0        28       3.2        35       3.1
Real estate - commercial         373      15.9       350      15.2       321      16.5       257      16.4       273      17.4
Real estate - construction         0       1.9        11       1.3        10       1.0        11        .9         6        .6
Commercial and other loans       964      24.4       705      25.3       646      26.3       762      27.4       568      27.7
Consumer and credit loans        596      18.9       820      20.3       477      19.2       326      16.4       342      17.2
Unallocated                        0       N/A         0       N/A         0       N/A         0       N/A       119       N/A
                              ------     -----    ------     -----    ------     -----    ------     -----    ------     -----
                              $2,261     100.0%   $2,359     100.0%   $1,887     100.0%   $1,851     100.0%   $1,745     100.0%
                              ======     =====    ======     =====    ======     =====    ======     =====    ======     =====

Item 7A Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

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

In an effort to reduce interest rate risk and protect itself from the negative effects or rapid or prolonged changes in interest rates, the Bank has instituted certain asset and liability management measures, including underwriting long-term fixed rate loans that are saleable in the secondary market, offering longer term deposit products and diversifying the loan portfolio into shorter term consumer and commercial business loans. In addition, since the mid-1980's, the Bank has originated adjustable-rate loans and as of December 31, 2001, they comprised approximately 67.4% of the total loan portfolio.

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

The Bank conducts the rate sensitivity analysis through the use of a simulation model which also monitors earnings at risk by projecting earnings of the Bank based upon an economic forecast of the most likely interest rate movement. The model also calculates earnings of the Bank based upon what are estimated to be the largest foreseeable rate increase and the largest foreseeable rate decrease. Such analysis translates interest rate movements and the Bank's rate sensitivity position into dollar amounts by which earnings may fluctuate as a result of rate changes. A 2% immediate increase in interest rates would increase earnings by 6.04% and a 2% immediate decrease in interest rates would decrease earnings by 5.98%.

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

During 2001, in order to adjust its interest rate sensitivity, the Bank's focus was on spreading out the maturities of time deposits within the one-year time frame while continuing to make variable rate loans. The above strategy was implemented to better position the Bank for rate changes in either direction. The Bank's asset/liability management focus for 2002 will include improving the Bank's rate sensitivity gap. As noted above, at December 31, 2001 the Bank was liability sensitive, however, the cumulative rate sensitivity gap was such that the Bank's earnings and capital should not be materially affected by the repricing of assets and liabilities due to increases or decreases in interest rates in 2002.

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

The following table presents the Bank's interest rate sensitivity gap position as of December 31, 2001 (dollars in thousands):

                         INTEREST RATE SENSITIVITY GAPS
                         ------------------------------
                                 (IN THOUSANDS)

                                       2002         2003         2004         2005
                                     --------     --------     --------     -------
Interest-earnings assets:
     Loans:
         Fixed                       $ 15,527     $  7,828     $  6,807     $ 4,744
         Variable                     102,579           --           --          --
     Securities:
         Fixed                          6,088        9,005       12,734      23,709
         Variable                          --           --           --          --
     Other interest-earning assets     23,093           --           --          --
                                     --------     --------     --------     -------
Total interest-earning assets         147,287       16,833       19,541      28,453
                                     --------     --------     --------     -------

Interest-bearing liabilities:
     Demand and savings deposits       81,077           --           --          --
     Time deposits:
         Fixed                        110,010        7,125        3,708         999
         Variable                       1,466           --           --          --
     Short-term borrowings              4,295           --           --          --
     FHLB advances                        659          599          546         500
                                     --------     --------     --------     -------
Total interest-bearing liabilities    197,507        7,724        4,254       1,499
                                     --------     --------     --------     -------

Interest rate sensitivity gap         (50,220)       9,109       15,287      26,954
                                     --------     --------     --------     -------

Cumulative rate sensitivity gap      $(50,220)    $(41,111)    $(25,824)    $ 1,130
                                     ========     ========     ========     =======

Cumulative interest rate
 sensitivity gap
 as a percent of interest
 earning assets                        (18.85)%     (15.43)%      (9.69)%      0.42%
                                     ========     ========     ========     =======

                                       2006     Thereafter     Total
                                     -------    ----------   --------
Interest-earnings assets:
     Loans:
         Fixed                       $ 2,043     $12,630     $ 49,579
         Variable                         --          --      102,579
     Securities:
         Fixed                        13,484      26,203       91,223
         Variable                         --          --           --
     Other interest-earning assets        --          --       23,093
                                     -------     -------     --------
Total interest-earning assets         15,527      38,833      266,474
                                     -------     -------     --------

Interest-bearing liabilities:
     Demand and savings deposits          --          --       81,077
     Time deposits:
         Fixed                         1,385           3      123,230
         Variable                         --          --        1,466
     Short-term borrowings                --          --        4,295
     FHLB advances                       459       2,464        5,227
                                     -------     -------     --------
Total interest-bearing liabilities     1,844       2,467     $215,295
                                     -------     -------     ========

Interest rate sensitivity gap         13,683      36,366
                                     -------     -------

Cumulative rate sensitivity gap      $14,813     $51,179
                                     =======     =======

Cumulative interest rate
 sensitivity gap
 as a percent of interest
 earning assets                         5.56%      19.21%
                                     =======     =======

Item 8 Financial Statements and Supplementary Data
--------------------------------------------------

The report of independent auditors and consolidated financial statements included in the Annual Report to shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2001, included in this report as Exhibit 13, are incorporated herein by reference.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial
--------------------------------------------------------------------------------
Disclosure
----------

None

Part III

Item 10 Directors and Executive Officers of Registrant
------------------------------------------------------

The following table lists the Non-Director, Executive Officers of the Company and its subsidiary, Killbuck Savings Bank Company, and certain other information with respect to each individual, as of December 31, 2001. The information required by this item with respect to Directors and other executive officers of the Company and its subsidiary, Killbuck Savings Bank Company, is incorporated herein by reference to the information under the heading "Election of Directors and Information with Respect to Directors and Officers" in the Proxy Statement of the Company. The information required regarding disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the information under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement of the Company.

      Name          Age    All Positions with Company and Bank
-----------------   ---    -----------------------------------------------------

Craig A. Lawhead    44     Vice president and treasurer of Company since 1992;
                           Executive vice president of bank since 1990.

 Diane S. Knowles   39     Vice president and secretary of Company since July,
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

Item 13 Certain Relationships and Related Transactions
------------------------------------------------------

Information required by this item is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" in the Proxy Statement of the Company and in Note 4 of the Notes to Consolidated Financial statements included in the Annual Report to Shareholders for the year ended December 31, 2001, included in this report as Exhibit 13, and incorporated herein by reference.

Part IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8
---------------------------------------------------------------------

Financial Statements and Schedules
----------------------------------

The following consolidated financial statements of Killbuck Bancshares, Inc. and subsidiary, included in the Annual Report to Shareholders for the year ended December 31, 2001, are incorporated by reference in item 8.:

Report of Independent Auditors'
Consolidated Balance Sheet at December 31, 2001 and 2000
Consolidated Statement of Income for the Years ended December 31, 2001,
2000 and 1999
Consolidated Statement of Changes in Shareholders' Equity for the Years ended December 31, 2001, 2000 and 1999
Consolidated Statement of Cash Flows for the Years ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements

Schedules are omitted because they are inapplicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Reports on Form 8-K
-------------------

No reports on Form 8-K were filed during the fourth quarter of 2001.

     Exhibits
     --------

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit
Number                                Description
-------   ------------------------------------------------------------------------------
3(i)      Certificate and Articles of Incorporation of Killbuck Bancshares, Inc.*

3(ii)     Code of regulations of Killbuck Bancshares, Inc.*

10        Agreement and plan of reorganization with Commercial and Savings Bank Company*

12        Statement regarding computation of ratios.

13        Portions of the 2001 Annual Report to Shareholders

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

     Signatures                 Description               Date
----------------------   --------------------------   --------------


/s/ Luther E. Proper     President, Chief Executive   March 28, 2002
--------------------     Officer and Director
     Luther E. Proper


/s/ John W. Baker        Director                     March 28, 2002
-----------------
     John W. Baker


/s/ Ted Bratton          Director                     March 28, 2002
---------------
     Ted Bratton


/s/ Richard L. Fowler    Director                     March 28, 2002
---------------------
     Richard L. Fowler


/s/ Allan R. Mast        Director                     March 28, 2002
-----------------
     Allan R. Mast


/s/  Max A. Miller       Director                     March 28, 2002
------------------
      Max A. Miller


/s/ Dean J. Mullet       Director                     March 28, 2002
------------------
     Dean J. Mullet


/s/ Kenneth E. Taylor    Director                     March 28, 2002
---------------------
     Kenneth E. Taylor


/s/ Michael S. Yoder     Director                     March 28, 2002
--------------------
    Michael S. Yoder