Form 10-Q
period 2002-03-31
KILLBUCK BANCSHARES INC
filed 2002-05-14
CIK 1060455

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2002

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

                    Yes  x             No
                        ---               ---

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date:

     Class:  Common Stock, no par value
     Outstanding at April 30, 2002:  689,147

                           KILLBUCK BANCSHARES, INC.

                                     Index

                                                                             Page Number
                                                                             -----------
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheet as of
           March 31, 2002 and December 31, 2001                                   3

         Consolidated Statements of Income for the
           three months ended March 31, 2002 and 2001                             4

         Consolidated Statements of Changes In Shareholders' Equity for the
           three months ended March 31, 2002                                      5

         Consolidated Statements of Cash Flows for the
           three months ended March 31, 2002 and 2001                             6

         Notes to Consolidated Financial Statements                               7

Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                                8-14

PART II. OTHER INFORMATION
--------------------------

  Item 1.  Legal Proceedings                                                        15

  Item 2.  Changes in Securities                                                    15

  Item 3.  Default Upon Senior Securities                                           15

  Item 4.  Submissions of Matters to a Vote of Security Holders                     15

  Item 5.  Other Information                                                        15

  Item 6.  Exhibits and Reports on Form 8-K                                         15

SIGNATURES                                                                          16
----------

                   Killbuck Bancshares, Inc. and Subsidiary
                    CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                   March 31,    December 31,
                                                                     2002          2001
                                                                 ------------   ------------
ASSETS
  Cash and cash equivalents:
     Cash and amounts due from depository institutions           $  9,454,106   $  7,768,070
     Federal funds sold                                            13,200,000     22,500,000
                                                                 ------------   ------------
       Total cash and cash equivalents                             22,654,106     30,268,070
                                                                 ------------   ------------

  Investment securities:
     Securities available for sale                                 53,838,807     51,419,900
     Securities held to maturity (market value of $41,600,474
     and $40,734,605)                                              40,692,443     39,803,246
                                                                 ------------   ------------
       Total investment securities                                 94,531,250     91,223,146
                                                                 ------------   ------------

  Loans (net of allowance for loan losses of $2,291,190 and
   $2,260,555)                                                    153,751,416    149,560,961

  Loans held for sale                                                 167,500        593,200
  Premises and equipment, net                                       5,105,528      5,138,782
  Accrued interest receivable                                       2,141,237      1,508,784
  Goodwill, net                                                     1,329,249      1,329,249
  Other assets                                                      1,916,229      1,635,996
                                                                 ------------   ------------
       Total assets                                              $281,596,515   $281,258,188
                                                                 ============   ============

LIABILITIES
  Deposits:
     Noninterest bearing demand                                  $ 32,702,320   $ 32,198,109
     Interest bearing demand                                       33,722,149     32,659,909
     Money market                                                  16,738,385     15,169,110
     Savings                                                       34,690,474     33,247,687
     Time                                                         121,028,697    124,696,288
                                                                 ------------   ------------
       Total deposits                                             238,882,025    237,971,103
  Federal Home Loan Bank advances                                   4,974,894      5,226,732
  Short-term borrowings                                             3,815,000      4,295,000
  Accrued interest and other liabilities                              763,682        727,901
                                                                 ------------   ------------
       Total liabilities                                          248,435,601    248,220,736
                                                                 ------------   ------------

SHAREHOLDERS' EQUITY
  Common stock - No par value: 1,000,000 shares authorized,
   718,431 issued                                                   8,846,670      8,846,670
  Retained earnings                                                26,247,992     25,445,528
  Accumulated other comprehensive income                              131,624        493,654
  Treasury stock, at cost (29,284 and 25,144 shares)               (2,065,372)    (1,748,400)
                                                                 ------------   ------------
       Total shareholders' equity                                  33,160,914     33,037,452
                                                                 ------------   ------------
       Total liabilities and shareholders' equity                $281,596,515   $281,258,188
                                                                 ============   ============

See accompanying notes to the unaudited consolidated financial statements.

                    Killbuck Bancshares, Inc. and Subsidiary
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                   Three Months Ended
                                                        March 31,
                                                    2002         2001
                                                 ----------   ----------
INTEREST INCOME
  Interest and fees on loans                     $2,917,414   $3,719,864
  Federal funds sold                                 61,444      168,277
  Investment securities:
     Taxable                                        737,809      703,470
     Exempt from federal income tax                 444,548      400,531
                                                 ----------   ----------
       Total interest income                      4,161,215    4,992,142
                                                 ----------   ----------

INTEREST EXPENSE
  Deposits                                        1,587,926    2,405,592
  Federal Home Loan Bank advances                    86,023      102,195
  Short term borrowings                               1,329       29,994
                                                 ----------   ----------
       Total interest expense                     1,675,278    2,537,781
                                                 ----------   ----------

NET INTEREST INCOME                               2,485,937    2,454,361

  Provision for loan losses                          45,000       82,500
                                                 ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
 LOSSES                                           2,440,937    2,371,861
                                                 ----------   ----------

OTHER INCOME
  Service charges on deposit accounts               142,128      132,198
  Gain on sale of loans, net                         35,538       10,838
  Other income                                       26,770       22,295
                                                 ----------   ----------
       Total other income                           204,436      165,331
                                                 ----------   ----------

OTHER EXPENSE
  Salaries and employee benefits                    787,459      739,878
  Occupancy and equipment expense                   244,395      235,735
  Professional fees                                  74,165       89,820
  Franchise tax                                      98,026       98,026
  Other expenses                                    385,302      399,207
                                                 ----------   ----------
       Total other expense                        1,589,347    1,562,666
                                                 ----------   ----------

INCOME BEFORE INCOME TAXES                        1,056,026      974,526
  Income taxes                                      253,562      249,300
                                                 ----------   ----------

NET INCOME                                       $  802,464   $  725,226
                                                 ==========   ==========

Earning per common share                              $1.16        $1.04
                                                 ==========   ==========

Weighted average shares outstanding                 691,251      698,661
                                                 ==========   ==========




See accompanying notes to the unaudited consolidated financial statements.

                    Killbuck Bancshares, Inc. and Subsidiary

     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                       THREE MONTHS ENDED MARCH 31, 2002

                                                                    Accumulated
                                                                       Other                         Total
                                            Common     Retained    Comprehensive     Treasury    Shareholders'   Comprehensive
                                            Stock      Earnings        Income         Stock          Equity          Income
                                          ----------  -----------  --------------  ------------  --------------  --------------

Balance, December 31, 2001                $8,846,670  $25,445,528      $ 493,654   $(1,748,400)    $33,037,452
  Net income                                              802,464                                      802,464       $ 802,464
  Purchase of Treasury stock                                                          (316,972)       (316,972)
  Other comprehensive income:
     Net unrealized loss on securities                                  (362,030)                     (362,030)       (362,030)
                                                                                                                 -------------
  Comprehensive income                                                                                               $ 440,434
                                           ---------    ---------        -------       -------       ---------   =============

Balance, March 31, 2002                   $8,846,670  $26,247,992      $ 131,624   $(2,065,372)    $33,160,914
                                          ==========  ===========      =========   ===========   =============




See accompanying notes to the unaudited consolidated financial statements.

                    Killbuck Bancshares, Inc. and Subsidiary
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                    Three Months Ended
                                                                         March 31,
                                                                    2002          2001
                                                                 -----------   -----------
Operating Activities
  Net income                                                     $   802,464   $   725,226
  Adjustments to reconcile net income to net cash provided by
   Operating activities:
     Provision for loan losses                                        45,000        82,500
     Gain on sale of loans                                           (35,538)      (10,838)
     Provision for depreciation and amortization                     159,729       129,332
     Origination of loans held for sale                           (4,061,013)   (1,059,900)
     Proceeds from the sale of loans                               4,522,251     1,590,738
     Federal Home Loan Bank stock dividend                                --       (18,100)
     Net change in:
       Accrued interest and other assets                            (726,186)     (427,652)
       Accrued expenses and other liabilities                         35,781         9,006
                                                                 -----------   -----------
          Net cash provided by operating activities                  742,488     1,020,312
                                                                 -----------   -----------

INVESTING ACTIVITIES
  Investment securities available for sale:
     Proceeds from maturities and repayments                       3,998,931    11,795,800
     Purchases                                                    (6,975,695)           --
  Investment securities held to maturity:
     Proceeds from maturities and repayments                         184,338       356,656
     Purchases                                                    (1,099,132)     (946,729)
  Net increase in loans                                           (4,235,455)   (3,529,953)
  Purchase of premises and equipment                                 (91,551)     (326,845)
                                                                 -----------   -----------
          Net cash (used in) provided by investing activities     (8,218,564)    7,348,929
                                                                 -----------   -----------

FINANCING ACTIVITIES
  Net decrease in demand, money market and savings deposits        4,578,513    (1,264,121)
  Net increase in time deposits                                   (3,667,591)    4,993,499
  Repayment of Federal Home Loan Bank advances                      (251,838)     (274,604)
  Net decrease in short term borrowings                             (480,000)     (350,766)
  Purchase of Treasury stock                                        (316,972)     (469,869)
                                                                 -----------   -----------
       Net cash (used in) provided by financing activities          (137,888)    2,634,139
                                                                 -----------   -----------

Net (decrease) increase in cash and cash equivalents              (7,613,964)   11,003,380
Cash and cash equivalents at beginning of period                  30,268,070    20,512,736
                                                                 -----------   -----------
Cash and cash equivalents at end of period                       $22,654,106   $31,516,116
                                                                 ===========   ===========

Supplemental Disclosures of Cash Flows Information
  Cash Paid During the Period For:
     Interest on deposits and borrowings                         $ 1,739,792   $ 2,550,356
                                                                 ===========   ===========
     Income taxes                                                $        --   $        --
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

These statements should be read in conjunction with the consolidated statements of and for the year ended December 31, 2001 and related notes which are included on the Form 10-K (file no. 000-24147)

NOTE 2 - EARNINGS PER SHARE

The Company currently maintains a simple capital structure; therefore, there are no dilutive effects on earnings per share. As such, earnings per share are calculated using the weighted number of shares for the period.

NOTE 3 - COMPREHENSIVE INCOME

Other accumulated comprehensive income consists solely of net unrealized gains and losses on available for sale securities. For the three months ended March 31, 2002, comprehensive income totaled $440,000. For the three months ended March 31, 2001, comprehensive income totaled $1,001,000.

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

                              Financial Condition

Total assets at March 31, 2002 were $281,597,000 compared to $281,258,000 at December 31, 2001.

Cash and cash equivalents decreased by $7,614,000 or 25.2% from December 31, 2001, to March 31, 2002, with federal funds sold decreasing $9,300,000. This decrease improved the Bank's net interest margin by investing in higher yielding assets at March 31, 2002.

Investment securities available for sale increased by $2,419,000 or 4.7% from December 31, 2001, due to the interest rates and terms being offered during the period becoming more favorable in management's opinion. Investments held to maturity increased $890,000 or 2.2%.

Net loans increased by $4,190,000 or 2.8% from December 31, 2001, to March 31, 2002. An increase of $4,288,000 occurred in the commercial loan category. The increase in commercial lending activity typically occurs in the first quarter as local vendors increase spending for materials and supplies.

Total deposits at March 31, 2002 were $238,882,000 compared to $237,971,000 at December 31, 2001. Time deposits decreased $3,668,000, demand accounts increased $1,567,000 and money market and savings accounts increased $3,012,000. Management attributes these changes to maturing time deposits and the volatility of interest rates and consumer expectations of rising rates.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                        Financial Condition (Continued)


Shareholders' Equity increased by $124,000 or .37%, which was mainly due to earnings of $803,000 for the first three months of 2002 decreased by a $362,000 unrealized loss on securities included in other comprehensive income and by the purchase of Treasury stock for $317,000. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At March 31, 2002, the total capital ratio was 20.38%; the Tier I capital ratio was 19.04%, and the leverage ratio was 11.40%, compared to regulatory capital requirements of 8.00%, 4.00% and 4.00% respectively. These ratios are well in excess of regulatory capital requirements.

                             RESULTS OF OPERATIONS

          Comparison of the Three Months Ended March 31, 2002 and 2001
          ------------------------------------------------------------

Total interest income of $4,161,000 for the three-month period ended March 31, 2002, compares to $4,992,000 for the same period in 2001, a decrease of $831,000 or 16.6%. The majority of the overall decrease in total interest income is attributed to a decrease in interest and fees on loans of approximately $803,000 or 96.6% of the overall decrease. The decrease in interest income resulted primarily from a decrease in the average yield on the underlying principle balances of interest earning assets. See "Average Balance Sheet" for the three-month periods ended March 31, 2002 and March 31, 2001.

Total interest expense of $1,675,000 for the three-month period ending March 31, 2002, represents a decrease of $863,000 from the $2,538,000 reported for the same three-month period in 2001. The decrease in interest expense resulted primarily from a decrease in the average yield on the underlying principle balances of interest bearing liabilities. See "Average Balance Sheet" for the three-month periods ended March 31, 2002 and March 31, 2001.

Net interest income of $2,486,000 for the three months ended March 31, 2002, compares to $2,454,000 for the same three-month period in 2001, an increase of $32,000 or 1.3%.

Total other income for the three month period ended March 31, 2002, of $204,000 compares to $165,000 for the same three month period in 2001, an increase of $39,000 or 23.6%. Gains on sale of loans increased $25,000 due to increased activity caused by declining fixed loan rates and other income increased $5,000 due to an increase of $3,000 in alternative investment income. The increase in alternative investment income is attributable to the new broker/dealer relationship established in July 2001.

Total other expense of $1,589,000 for the three months ended March 31, 2002, compares to $1,563,000 for the same three-month period in 2001. This represents an increase of $26,000 or 1.7%. Salary and employee benefits increased approximately $48,000 due to additional staff being hired as a result of the addition of the branch in Howard, Ohio and normal increases in salaries and employee benefits. The increases in the remaining expense accounts were attributable to the branch in Howard, Ohio becoming fully operational in the summer of 2001 and to expenditures that are considered normal and recurring in nature.

Net income for the three-month period ended March 31, 2002, was $803,000, an increase of $78,000 or 10.8% from the $725,000 reported at March 31, 2001.

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

Cash and amounts due from depository institutions and federal funds sold totaled $22,654,000 at March 31, 2002. These assets provide the primary source of liquidity for the Company. In addition, management has designated a substantial portion of the investment portfolio, $53,839,000 as available for sale and has an available unused line of credit of $16,247,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at March 31, 2002. As of March 31, 2002, the Company had commitments to fund loans of approximately $25,912,000.

Cash was provided during the three month period ended March 31, 2002, mainly from operating activities of $.7 million, the maturities and repayments of investment securities of $4.1 million, and net increase in deposits of $.9 million. Cash was used during the three month period ended March 31, 2002, mainly to fund a net increase in loans of $4.2 million, and for the purchase of investment securities of $8.1 million. In addition $.7 million was also used to reduce Federal Home Loan Bank advances and short-term borrowings during the first three months of 2002 and $.3 million was used to purchase Treasury Stock. Cash and cash equivalents totaled $22.7 million at March 31, 2002, a decrease of $7.6 million from $30.3 million at December 31, 2001.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

                                 Risk Elements
                                 -------------


The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at March 31, 2002, and December 31, 2001. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

                                                     March 31,   December 31,
                                                       2002          2001
                                                     ---------   ------------
                                                      (dollars in thousands)

Loans on nonaccrual basis                                $ 129          $ 221
Loans past due 90 days or more                              54            125
Renegotiated loans                                          --             --
                                                         -----          -----
 Total nonperforming loans                                 183            346

Other real estate                                           --             --
Repossessed assets                                          --             --
                                                         -----          -----
 Total nonperforming assets                              $ 183          $ 346

Nonperforming loans as a percent of total loans           0.12%          0.23%

Nonperforming loans as a percent of total assets          0.06%          0.12%

Nonperforming assets as a percent of total assets         0.06%          0.12%

Management monitors impaired loans on a continual basis. As of March 2002, impaired loans had no material effect on the Company's financial position or results from operations.

The allowance for loan losses at March 31, 2002, totaled $2,291,000 or 1.47% of total loans as compared to approximately $2,261,000 or 1.49% at December 31, 2001. Provisions for loan losses were $45,000 for the three months ended March 31, 2002 and $82,500 for the three months ended March 31, 2001.

The level of funding for the provision is a reflection of the overall loan portfolio. Nonperforming loans consist of approximately $39,700 in one to four family residential mortgages, and $143,300 in consumer loans. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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

                             AVERAGE BALANCE SHEET


                                                      March 31, 2002                      March 31, 2001
                                            ----------------------------------  ----------------------------------
                                               Average                 Yield/      Average                 Yield/
                                               Balance      Interest    Rate       Balance      Interest    Rate
                                            -------------  ----------  -------  -------------  ----------  -------
Assets
------
Loans (1)(2)(2)(3)                          $153,637,394   $2,917,414    7.60%  $153,620,485   $3,719,864    9.69%
Securities-taxable (4)                        54,663,548      737,809    5.40%    42,857,115      685,302    6.40%
Securities-nontaxable                         38,782,153      444,548    4.59%    34,436,009      400,531    4.65%
Federal funds sold                            15,826,665       61,444    1.55%    14,239,439      168,277    4.73%
                                            ------------   ----------    ----   ------------   ----------    ----
 Total interest earnings assets              262,912,760    4,161,215    6.33%   245,153,048    4,973,974    8.12%
                                            ------------   ----------    ----   ------------   ----------    ----

Noninterest earning assets
Cash and due from other institutions           8,707,142                           7,429,300
Premises and equipment, net                    5,141,013                           4,677,887
Accrued interest                               1,293,546                           1,500,234
Other assets                                   3,631,478                           3,687,229
Less allowance for loan losses                (2,289,296)                         (2,188,589)
                                            ------------                        ------------
 Total noninterest earnings assets            16,483,883                          15,106,063
                                            ------------                        ------------
  Total Assets                              $279,396,643                        $260,259,111
                                            ============                        ============

Liabilities and Shareholders Equity
-----------------------------------
Interest bearing liabilities:
Interest bearing demand                     $ 31,010,747   $   80,937    1.04%  $ 27,740,407   $  165,877    2.39%
Money market accounts                         16,803,717       83,729    1.99%    10,951,941       99,816    3.65%
Savings deposits                              33,998,484      142,712    1.68%    28,531,479      220,704    3.09%
Time deposits                                122,679,882    1,280,548    4.18%   123,889,809    1,919,195    6.20%
Short term borrowings                          4,147,976        1,329     .13%     3,680,125       29,994    3.26%
Federal Home Loan Advances                     5,086,921       86,023    6.76%     6,024,880      102,195    6.78%
                                            ------------   ----------    ----   ------------   ----------    ----
 Total interest bearing liabilities          213,727,727    1,675,278    3.14%   200,818,641    2,537,781    5.05%
                                            ------------   ----------    ----   ------------   ----------    ----

Noninterest bearing liabilities:
Demand deposits                               31,482,387                          26,624,575
Accrued expenses and other liabilities         1,573,270                           1,070,982
                                            ------------                        ------------
 Total noninterest bearing liabilities        33,055,657                          27,695,557
                                            ------------                        ------------
Shareholder's equity                          32,613,259                          31,744,913
                                            ------------                        ------------
  Total Liabilities and Equity              $279,396,643                        $260,259,111
                                            ============                        ============

Net interest income                                        $2,485,937           $  2,436,193
                                                           ==========           ============

Interest rate spread (5)                                                 3.19%                               3.07%
                                                                         ====                                ====

Net yield on interest earning assets (6)                                 3.78%                               3.97%
                                                                         ====                                ====

(1) For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2) Included in loan interest income are loan related fees of $105,747 and $66,255 in 2002 and 2001, respectively.
(3) Nonaccrual loans are include in loan totals and do not have a material impact on the information presented.
(4) Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(5) Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(6) Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

                           Killbuck Bancshares, Inc.


Date       5/13/02           By: /s/ Luther E. Proper
       ---------------           --------------------------
                                 Luther E. Proper
                                 President and
                                 Chief Executive Officer



Date:      5/13/02            By: /s/ Diane Knowles
       ---------------           --------------------------
                                  Diane Knowles
                                  Chief Financial Officer