Form 10-Q
period 2002-06-30
KILLBUCK BANCSHARES INC
filed 2002-08-14
CIK 1060455

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2002

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF SECURITIES EXCHANGE ACT OF 1934

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

                                 (330) 276-2771
                                 ---------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  x                     No ___
                                        ----

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date:

         Class:  Common Stock, no par value
         Outstanding at July 31, 2002:  684,972

                            KILLBUCK BANCSHARES, INC.

                                      Index


                                                                                                 Page Number
                                                                                                 -----------
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.    Financial Statements (Unaudited):

           Consolidated Balance Sheet as of
                June 30, 2002 and December 31, 2001                                                        3

           Consolidated Statements of Income for the
                six months ended June 30, 2002 and 2001                                                    4

           Consolidated Statements of Income for the
                three months ended June 30, 2002 and 2001                                                  5

           Consolidated Statements of Changes In Shareholders' Equity for the
                six months ended June 30, 2002                                                             6

           Consolidated Statements of Cash Flows for the
                six months ended June 30, 2002 and 2001                                                    7

           Notes to Unaudited Consolidated Financial Statements                                           8-10

Item 2.    Management's Discussion and Analysis of Financial Condition
           And Results of Operations                                                                     11-19

Item 3     Quantitative and Qualitative Disclosures About Market Risk                                       20

PART II. OTHER INFORMATION
---------------------------

     Item 1.      Legal Proceedings                                                                         21

     Item 2.      Changes in Securities                                                                     21

     Item 3.      Default Upon Senior Securities                                                            21

     Item 4.      Submissions of Matters to a Vote of Security Holders                                      21

     Item 5.      Other Information                                                                         21

     Item 6.      Exhibits and Reports on Form 8-K                                                          22

SIGNATURES                                                                                                  23
----------

                            Killbuck Bancshares, Inc.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                              June 30,          December 31,
                                                                                                2002                2001
                                                                                         -----------------   -----------------
                                     ASSETS
                                     ------
     Cash and cash equivalents:
         Cash and amounts due from depository institutions                                   $  10,153,873       $   7,768,070
         Federal funds sold                                                                     11,900,000          22,500,000
                                                                                             -------------       -------------
              Total cash and cash equivalents                                                   22,053,873          30,268,070
                                                                                             -------------       -------------

     Investment securities:
         Securities available for sale                                                          43,385,094          51,419,900
         Securities held to maturity (market value of $45,008,606
          and $40,734,605)                                                                      43,057,489          39,803,246
                                                                                            --------------       -------------
              Total investment securities                                                       86,442,583          91,223,146
                                                                                            --------------       -------------

     Loans (net of allowance for loan losses of $2,240,435 and
      $2,260,555)                                                                              160,709,518         149,560,961

     Loans held for sale                                                                           432,150             593,200
     Premises and equipment, net                                                                 4,990,483           5,138,782
     Accrued interest receivable                                                                 1,411,552           1,508,784
     Goodwill, net                                                                               1,329,249           1,329,249
     Other assets                                                                                1,770,505           1,635,996
                                                                                            --------------      --------------
              Total assets                                                                    $279,139,913        $281,258,188
                                                                                            ==============      ==============

                                   LIABILITIES
                                   -----------
     Deposits:
         Noninterest bearing demand                                                          $  42,141,772       $  32,198,109
         Interest bearing demand                                                                25,516,796          32,659,909
         Money market                                                                           16,003,508          15,169,110
         Savings                                                                                37,313,519          33,247,687
         Time                                                                                  116,112,876         124,696,288
                                                                                            --------------       -------------
              Total deposits                                                                   237,088,471         237,971,103
     Federal Home Loan Bank advances                                                             4,752,791           5,226,732
     Short-term borrowings                                                                       3,345,000           4,295,000
     Accrued interest and other liabilities                                                        532,038             727,901
                                                                                            --------------      --------------
              Total liabilities                                                                245,718,300         248,220,736
                                                                                            --------------       -------------

                              SHAREHOLDERS' EQUITY
                              --------------------
     Common stock - No par value: 1,000,000 shares authorized,
      718,431 issued                                                                             8,846,670           8,846,670
     Retained earnings                                                                          26,419,005          25,445,528
     Accumulated other comprehensive income                                                        495,753             493,654
     Treasury stock, at cost (31,535 and 25,144 shares)                                         (2,339,815)         (1,748,400)
                                                                                            --------------      --------------
              Total shareholders' equity                                                        33,421,613          33,037,452
                                                                                            --------------       -------------

              Total liabilities and shareholders' equity                                      $279,139,913        $281,258,188
                                                                                            ==============      ==============




See accompanying notes to the unaudtied consolidated financial statements.

                    Killbuck Bancshares, Inc. and Subsidiary

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                                                                Six Months Ended
                                                                                                     June 30,
                                                                                           2002                   2001
                                                                                      ---------------         -------------
INTEREST INCOME
     Interest and fees on loans                                                            $5,759,435          $ 7,307,380
     Federal funds sold                                                                       111,317              413,844
     Investment securities:
         Taxable                                                                            1,395,174            1,328,901
         Exempt from federal income tax                                                       905,869              820,869
                                                                                         ------------         ------------
              Total interest income                                                         8,171,795            9,870,994
                                                                                         ------------         ------------

INTEREST EXPENSE
     Deposits                                                                               3,025,635            4,715,922
     Federal Home Loan Bank advances                                                          168,607              200,770
     Short term borrowings                                                                      2,476               47,946
                                                                                         ------------         ------------
              Total interest expense                                                        3,196,718            4,964,638
                                                                                         ------------         ------------

NET INTEREST INCOME                                                                         4,975,077            4,906,356

     Provision for loan losses                                                                 90,000              172,500
                                                                                         ------------         ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                         4,885,077            4,733,856
                                                                                         ------------         ------------

OTHER INCOME
     Service charges on deposit accounts                                                      299,135              275,436
     Gain on sale of loans, net                                                                54,884               22,475
     Other income                                                                              88,344               91,014
                                                                                         ------------         ------------
              Total other income                                                              442,363              388,925
                                                                                         ------------         ------------

OTHER EXPENSE
     Salaries and employee benefits                                                         1,683,029            1,576,515
     Occupancy expense                                                                        120,010              113,237
     Equipment expense                                                                        355,734              323,732
     Professional fees                                                                        142,577              155,361
     Franchise tax                                                                            196,981              195,184
     Other expenses                                                                           815,959              832,916
                                                                                         ------------         ------------
              Total other expense                                                           3,314,290            3,196,945
                                                                                         ------------         ------------

INCOME BEFORE INCOME TAXES                                                                  2,013,150            1,925,836
     Income taxes                                                                             455,046              466,471
                                                                                         ------------         ------------

NET INCOME                                                                               $  1,558,104         $  1,459,365
                                                                                         ============         ++==========

Earning per common share                                                                 $       2.26         $       2.09
                                                                                         ============         ============

Weighted average shares outstanding                                                           689,912              698,120
                                                                                         ============         ============





See accompanying notes to the unaudited consolidated financial statements.

                    Killbuck Bancshares, Inc. and Subsidiary

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                                                             Three Months Ended
                                                                                                   June 30,
                                                                                           2002                    2001
                                                                                      ---------------         ----------------
INTEREST INCOME
     Interest and fees on loans                                                         $   2,842,021             $  3,587,516
     Federal funds sold                                                                        49,873                  245,568
     Investment securities:
         Taxable                                                                              671,716                  643,599
         Exempt from federal income tax                                                       461,321                  420,338
                                                                                         ------------             ------------
              Total interest income                                                         4,024,931                4,897,021
                                                                                         ------------             ------------

INTEREST EXPENSE
     Deposits                                                                               1,437,709                2,310,330
     Federal Home Loan Bank advances                                                           82,583                   98,574
     Short term borrowings                                                                      1,146                   17,952
                                                                                         ------------             ------------
              Total interest expense                                                        1,521,438                2,426,856
                                                                                         ------------             ------------

NET INTEREST INCOME                                                                         2,503,493                2,470,165

     Provision for loan losses                                                                 45,000                   90,000
                                                                                         ------------             ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                         2,458,493                2,380,165
                                                                                         ------------             ------------

OTHER INCOME
     Service charges on deposit accounts                                                      157,007                  143,238
     Gain on sale of loans, net                                                                19,346                   11,637
     Other income                                                                              47,222                   50,549
                                                                                         ------------             ------------
              Total other income                                                              223,575                  205,424
                                                                                         ------------             ------------

OTHER EXPENSE
     Salaries and employee benefits                                                           895,570                  836,637
     Occupancy expense                                                                         48,426                   47,226
     Equipment expense                                                                        182,923                  154,008
     Professional fees                                                                         68,412                   65,541
     Franchise tax                                                                             98,955                   97,158
     Other expenses                                                                           430,657                  433,709
                                                                                         ------------             ------------
              Total other expense                                                           1,724,943                1,634,279
                                                                                         ------------             ------------

INCOME BEFORE INCOME TAXES                                                                    957,125                  951,310
     Income taxes                                                                             201,484                  217,171
                                                                                         ------------             ------------

NET INCOME                                                                               $    755,641             $    734,139
                                                                                         ============             ============

Earning per common share                                                                 $       1.09             $       1.05
                                                                                         ============             ============

Weighted average shares outstanding                                                           691,251                  697,579
                                                                                         ============             ============






See accompanying notes to the unaudited consolidated financial statements.

                    Killbuck Bancshares, Inc. and Subsidiary

      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                         SIX MONTHS ENDED JUNE 30, 2002


                                                                            Accumuulated
                                                                                Other                       Total
                                                    Common       Retained   Comprehensive   Treasury     Shareholders' Comprehensive
                                                     Stock       Earnings      Income         Stock         Equity         Income
                                                 ------------  -----------  -------------  -----------   ------------- -------------

Balance, December 31, 2001                       $  8,846,670  $25,445,528   $   493,654   $(1,748,400)  $33,037,452
     Net income                                                  1,558,104                                 1,558,104    $ 1,558,104
     Purchase of Treasury stock                                                               (591,415)     (591,415)
     Other comprehensive income:
         Net unrealized gain on securities                                         2,099                       2,099          2,099
                                                                                                                        -----------
     Comprehensive income                                                                                               $ 1,560,203
                                                                                                                        ===========
     Cash dividends paid ($.85 per share)                        (584,627)                                  (584,627)
                                                 ------------  -----------   -----------   -----------   -----------

Balance, June 30, 2002                            $ 8,846,670  $26,419,005   $   495,753   $(2,339,815)  $33,421,613
                                                 ============  ===========   ===========   ===========   ===========








See accompanying notes to the unaudited consolidated financial statements.

                    Killbuck Bancshares, Inc. and Subsidiary

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                Six Months Ended
                                                                                                     June 30,
                                                                                           2002                    2001
                                                                                      ---------------         ----------------
Operating Activities
     Net income                                                                         $   1,558,104            $   1,459,365
     Adjustments to reconcile net income to net cash provided by
      Operating activities:
         Provision for loan losses                                                             90,000                  172,500
         Gain on sale of loans                                                                (54,884)                 (22,475)
         Provision for depreciation and amortization                                          290,502                  262,750
         Origination of loans held for sale                                                (6,096,613)              (3,760,510)
         Proceeds from the sale of loans                                                    6,312,546                3,841,985
         Federal Home Loan Bank stock dividend                                                (33,958)                 (35,600)
         Net Change in:
              Accrued interest and other assets                                                (4,401)                 233,447
              Accrued expenses and other liabilities                                         (195,862)                 (24,543)
                                                                                        -------------            -------------
                    Net cash provided by operating activities                               1,865,434                2,126,919
                                                                                        -------------            -------------

INVESTING ACTIVITIES
     Investment securities available for sale:

         Proceeds from maturities and repayments                                           16,033,150               23,240,705
         Purchases                                                                         (7,987,046)             (19,013,306)
     Investment securities held to maturity:

         Proceeds from maturities and repayments                                              897,348                  505,621
         Purchases                                                                         (4,202,433)              (3,210,751)
     Net increase in loans                                                                (11,238,557)              (2,127,753)
     Purchase of premises and equipment                                                       (99,478)                (641,206)
                                                                                        -------------            -------------
              Net cash used in investing activities                                        (6,597,016)              (1,246,690)
                                                                                        -------------            -------------

FINANCING ACTIVITIES
     Net increase in demand, money market and savings deposits                              7,700,780                1,885,814
     Net (decrease) increase in time deposits                                              (8,583,412)               3,108,417
     Repayment of Federal Home Loan Bank advances                                            (473,941)                (544,860)
     Net decrease in short term borrowings                                                   (950,000)                (725,816)
     Purchase of Treasury stock                                                              (591,415)                (469,869)
     Dividends paid                                                                          (584,627)                (558,062)
                                                                                        -------------            -------------
              Net cash provided by (used in) financing activities                          (3,482,615)               2,695,624
                                                                                        -------------            -------------
Net increase (decrease) in cash and cash equivalents                                       (8,214,197)               3,575,853
Cash and cash equivalents at beginning of period                                           30,268,070               20,512,736
                                                                                        -------------            -------------
Cash and cash equivalents at end of period                                                $22,053,873              $24,088,589
                                                                                        =============            =============

Supplemental Disclosures of Cash Flows Information
     Cash Paid During the Period For:
         Interest on deposits and borrowings                                            $   3,291,580            $   5,002,585
                                                                                        =============            =============
         Income taxes                                                                   $     480,358            $     324,000
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

NOTE 3 - COMPREHENSIVE INCOME

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is comprised of the following:

                                           Six Months               Six Months
                                           Ended June               Ended June
                                            30, 2002                 30, 2001
                                          -------------           --------------

Net income                                 $1,558,104               $1,459,365
Other comprehensive income:
     Net unrealized gain on securities          3,181                  482,341
Tax effect                                     (1,082)                (163,996)
                                           ----------               ----------
Total comprehensive income                 $1,560,203               $1,777,710
                                           ==========               ==========

                                          Three Months             Three Months
                                           Ended June               Ended June
                                            30, 2002                 30, 2001
                                          -------------           --------------

Net income                                 $  755,641               $  734,139
Other comprehensive income:
     Net unrealized gain on securities        551,711                   64,274
Tax effect                                   (187,582)                 (21,853)
                                           ----------               ----------
Total comprehensive income                 $1,119,770               $  776,560
                                           ==========               ==========

NOTE 4 - NEW ACCOUNTING STANDARDS

In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. FAS No. 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. The adoption of FAS No. 141 did not have a material effect on the Company's financial position or results of operations.

On January 1, 2002, the Company adopted FAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. This statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. However, this new statement did not amend FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which requires recognition and amortization of unidentified intangible assets relating to the acquisition of financial institutions or branches thereof. The FASB has undertaken a limited scope project to reconsider the provisions of FAS No. 72 in 2002 and has issued an exposure draft of a proposed statement, Acquisitions of Certain Financial Institutions, that would remove acquisitions of financial institutions from the scope of FAS No. 72. The adoption of this proposed statement would require all goodwill originating from acquisitions that meet the definition of a business combination as defined in Emerging Issues Task Force Issue ("EITF") No. 98-3 to be discontinued. The adoption of FAS No. 142 did have a material effect on the Company's financial position or results of operations.

Application of the non-amortization provisions of FAS No. 142 resulted in an increase in net income of $55,000 or $.08 per share during the six months end June 30, 2002. This statement among other things, eliminates the regularly scheduled amortization of goodwill and replaces this method with a two-step process for testing the impairment of goodwill on at least annual basis. This approach could cause more volatility in the Company's reported net income because of impairment losses, if any, could occur irregularly and in varying amounts. The Company adopted this statement on January 1, 2002 the beginning of its fiscal year, and immediately upon adoption stopped amortizing goodwill of $1.3 million.

In August 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The new statement takes effect for fiscal years beginning after June 15, 2002. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the Company's financial statements.

On January 1, 2002, the Company adopted FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 supercedes FAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. The adoption of FAS No. 144 did not have a material effect on the Company's financial statements.

In April 2002, the FASB issued FAS No. 145, "Recission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. This statement also amends FASB FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice. FAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of FAS No. 145 did not have a material effect on the Company's financial position or results of operations.

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement will be effective for exit or disposal activities initiated after December 31, 2002, the adoption of which is not expected to have a material effect on the Company's financial statements.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

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

                               Financial Condition

Total assets at June 30, 2002 were $279,140,000 compared to $281,258,000 at December 31, 2001, a decrease of $2,118,000 or .8%.

Cash and cash equivalents decreased by $8,214,000 or 27.1% from December 31, 2001 to June 30, 2002, with federal funds sold decreasing $10,600,000. This decrease was used to fund the Bank's loan demand at June 30, 2002.

Total investments decreased by $4,781,000 or 5.2% from December 31, 2001 to June 30, 2002. There was a net decrease of $8,035,000 in available for sale U.S. Government Agency securities due to called and maturing securities while securities held to maturity increased by $3,254,000. The Bank continued to have increased purchases of investment securities during the first six months of 2002 due to the callable options on some of the available for sale securities.

Net loans increased by $11,148,000 or 7.5% from December 31, 2001 to June 30, 2002. A decrease of $72,000 occurred in the consumer loan category while real estate loan balances increased by $11,174,000 and commercial loans increased by $46,000.

Total deposits at June 30, 2002 were $237,088,000 compared to $237,971,000 at December 31, 2001, a decrease of $883,000 or .4%. Time deposits decreased $8,583,000, demand accounts increased $2,800,000 and money market and savings accounts increased $4,900,000. Management attributes these changes to normal transfers of funds within the deposit accounts and the general decline in interest rates.

Federal Home Loan Bank advances and short-term borrowings decreased $474,000 and $950,000 respectively at June 30, 2002 from December 31, 2001.

Shareholders' Equity increased by $384,000 or 1.2%, which was mainly due to earnings of $1,558,000 for the first six months of 2002 accentuated by a $2,100 increase in the unrealized gain on securities included in other comprehensive income, and offset by the purchase of Treasury stock for $591,000 and dividends paid totaling $585,000. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At June 30, 2002, the total capital ratio was 18.95%; the Tier I capital ratio was 17.72%, and the leverage ratio was 11.37%, compared to regulatory capital requirements of 8.00%, 4.00% and 4.00% respectively. These ratios are well in excess of regulatory capital requirements.

                              RESULTS OF OPERATIONS

            Comparison of the Six Months Ended June 30, 2002 and 2001
            ---------------------------------------------------------

Total interest income of approximately $8,172,000 for the six-month period ended June 30, 2002, compares to $9,871,000 for the same period in 2001, a decrease of $1,699,000 or 17.2%. The majority of the overall decrease in total interest income is attributed to a decrease in interest and fees on loans of $1,548,000 or 91.1% of the overall decrease. The decrease in interest and fees on loans is due to a decrease in the yield on loans. Average loan balances were $156,898,000 for the first six months of 2002 compared to $153,955,000 for the first six months of 2001 and the yield on loans decreased to 7.3% for the first six months of 2002 compared to 9.5% for the first six months of 2001. Investment income increased $151,000 or 7.0% for the six-month period ended June 30, 2002 compared to the same period for 2001. The increase in investment income is due to an increase in volume. Average investment balances were $92,551,000 compared to $76,120,000 and the yields were 4.97% compared to 5.65% for the first six months of 2002 and 2001 respectively. See "Average Balance Sheet" for the six-month periods ended June 30, 2002 and 2001.

Total interest expense of $3,197,000 for the six-month period ending June 30, 2002 represents a decrease of $1,768,000 from the $4,965,000 reported for the same six-month period in 2001. The decrease in interest expense on deposits of $1,690,000 is due mainly to the decreases in the rates of deposit accounts. Average interest bearing deposits were $203,609,000 for the first six months of 2002 compared to $192,739,000 for the first six months of 2001. The cost on interest bearing deposits was 2.36%, compared to 3.93% for the six-month periods of 2002 and 2001 respectively. See "Average Balance Sheet" for the six-month periods ended June 30, 2002 and 2001.

Net interest income of $4,975,000 for the six months ended June 30, 2002, compares to $4,906,000 for the same six-month period in 2001, an increase of $69,000 or 1.4%.

Total other income for the six month period ended June 30, 2002, of $442,000 compares to $389,000 for the same six month period in 2001, a increase of $53,000 or 13.6%. The increase of $24,000 in service charges on deposit accounts was attributable to normal activity within the deposit accounts due to an increase in non-time deposit accounts. Gains on sale of loans increased $33,000 due to increased activity caused by declining fixed loan rates. Other income decreased $3,000 due to a decrease of $10,000 in Federal Home Loan Bank dividend income.

Total other expense of $3,314,000 for the six months ended June 30, 2002, compares to $3,197,000 for the same six-month period in 2001. This represents an increase of $117,000 or 3.7%. Salary and employee benefits increased approximately $106,000 due to additional staff being hired as a result of opening the branch in Howard, Ohio in July 2001 and normal increases in salaries and employee benefits. The increases in the remaining expense accounts were attributable to the opening of the branch in Howard, Ohio and increases in items that are normal and recurring in nature. Of the $17,000 decrease in other expenses, a $55,000 decrease was due to the adoption of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Management periodically evaluates goodwill for impairment. At this time, no impairment has been recognized.

Net income for the six-month period ended June 30, 2002, was $1,558,000, an increase of $99,000 or 6.8% from the $1,459,000 reported at June 30, 2001.

                              RESULTS OF OPERATIONS

           Comparison of the Three Months Ended June 30, 2002 and 2001
           -----------------------------------------------------------

Total interest income of approximately $4,025,000 for the three-month period ended June 30, 2002, compares to $4,897,000 for the same period in 2001, a decrease of $872,000 or 17.8%. The majority of the overall decrease in total interest income is attributed to a decrease in interest and fees on loans of $746,000 or 85.6% of the overall decrease. The decrease in interest and fees on loans is due to a decrease in the yield on the loan portfolio. Average loan balances were $160,158,000 compared to $154,289,000 and the yield was 7.1% compared to 9.3% for this three-month period of 2002 and 2001 respectively. The increase in interest on investment securities of $69,000 was due to an increase in the average balances outstanding of $91,657,000 for 2002 compared to $74,947,000 for 2001 and the yield was 4.9% compared to 5.7% for this three-month period of 2002 and 2001 respectively. See "Average Balance Sheet" for the three-month periods ended June 30, 2002 and 2001.

Total interest expense of $1,521,000 for the three-month period ending June 30, 2002, represents a decrease of $906,000 from the $2,427,000 reported for the same three-month period in 2001. The decrease in interest expense on deposits of $873,000 is due mainly to a decrease in yield. Average interest bearing deposits were $202,725,000 for this three-month period of 2002 compared to $194,365,000 for the same three months of 2001. The cost of interest bearing deposits was 2.2% compared to 3.9% for this three-month period of 2002 and 2001 respectively. See "Average Balance Sheet" for the three-month periods ended June 30, 2002 and 2001.

Net interest income of $2,503,000 for the three months ended June 30, 2002, compares to $2,470,000 for the same three-month period in 2001, an increase of $33,000 or 1.3%.

Total other income for the three month period ended June 30, 2002, of $224,000 compares to $205,000 for the same three month period in 2001, an increase of $19,000 or 9.3%. The service fee income on deposits increased $14,000 due to an increase in the accounts being serviced. Gains on sale of loans increased $7,000 due to the Bank's increased activity caused by declining fixed loan rates.

Total other expense of $1,725,000 for the three months ended June 30, 2002, compares to $1,634,000 for the same three-month period in 2001. This represents an increase of $91,000 or 5.6%. Salary and employee benefits increased $59,000 in part to new employees due to the opening of the branch in Howard, Ohio in July, 2001 and normal recurring employee cost increases for salary and employee benefits. Of the $3,000 decrease in other expenses, a $28,000 decrease was due to the adoption of FASB's Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Management periodically evaluates goodwill for impairment. At this time, no impairment has been recognized. The $25,000 increase was due in part to the opening of the branch in Howard, Ohio and increases in other expenses that are generally thought to be normal and recurring in nature.

Net income for the three-month period ended June 30, 2002, was $756,000, an increase of $22,000 or 3.0% from the $734,000 reported at June 30, 2001.

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

Cash and amounts due from depository institutions and federal funds sold totaled $22,054,000 at June 30, 2002. These assets provide the primary source of liquidity for the Company. In addition, management has designated a substantial portion of the investment portfolio, $43,385,000 as available for sale and has an available unused line of credit of $16,720,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at June 30, 2002. As of June 30, 2002, the Company had commitments to fund loans of approximately $4,488,000 and unused lines of credit totaling $18,112,000.

Cash was provided during the six month period ended June 30, 2002, mainly from operating activities of $1.9 million, and the maturities and repayments of investment securities of $16.9 million. Cash was used during the six month period ended June 30, 2002, mainly to fund a net increase in loans of $11.2 million, for the purchase of investment securities of $12.2 million, and for a decrease in deposits of $.9 million. In addition $1.4 million was also used to reduce Federal Home Loan Bank advances and short-term borrowings during the first six months of 2002, $.6 million was used to purchase Treasury Stock, and $.6 million was used to pay dividends to shareholders. Cash and cash equivalents totaled $22.1 million at June 30, 2002, a decrease of $8.2 million from $30.3 million at December 31, 2001.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

                                  Risk Elements
                                  -------------

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at June 30, 2002, and December 31, 2001. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

                                                  June 30,        December 31,
                                                    2002               2001
                                                 ------------     ------------
                                                     (dollars in thousands)

Loans on nonaccrual basis                            $321             $221
Loans past due 90 days or more                         75              125
Renegotiated loans                                      -                -
                                                     ----             ----
              Total nonperforming loans               396              346

Other real estate                                       -                -
Repossessed assets                                      -                -
                                                     ----             ----
              Total nonperforming assets             $396             $346
                                                     ====             ====

Nonperforming loans as a percent of total loans      0.24%            0.23%

Nonperforming loans as a percent of total assets     0.14%            0.12%

Nonperforming assets as a percent of total assets    0.14%            0.12%

Management monitors impaired loans on a continual basis. As of June 2002, impaired loans had no material effect on the Company's financial position or results from operations.

The allowance for loan losses at June 30, 2002, totaled approximately $2,240,000 or 1.4% of total loans as compared to approximately $2,261,000 or 1.5% at December 31, 2001. Provisions for loan losses were $90,000 for the six months ended June 30, 2002 and $173,000 for the six months ended June 30, 2001.

The level of funding for the provision is a reflection of the overall loan portfolio. Nonperforming loans consist of approximately $258,000 in one to four family residential mortgages, $1,000 in commercial loans and $137,000 in consumer loans. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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




                                                                                      Period Ended
                                                      -----------------------------------------------------------------------------
                                                                      2002                                      2001
                                                      -------------------------------------    ------------------------------------
                                                        Average                     Yield/        Average                   Yield/
                                                        Balance         Interest    Rate          Balance        Interest   Rate
                                                      ------------    ----------    -----      ------------    ----------   ------

Assets
------
Interest Earnings Assets:
   Loans (1)(2)(3)                                    $156,897,785    $5,759,435    7.34%      $153,954,549    $7,307,380    9.49%
   Securities-taxable (4)                               52,842,288     1,395,174    5.28%        40,856,272     1,328,901    6.51%
   Securities-nontaxable                                39,709,104       905,869    4.56%        35,264,140       820,869    4.66%
   Federal funds sold                                   13,429,790       111,317    1.66%        16,900,858       413,844    4.90%
                                                       -----------    ----------    ----      -------------    ----------    ----
     Total interest earnings assets                    262,878,967     8,171,795    6.22%       246,975,819     9,870,994    7.99%
                                                       -----------     ---------    ----       ------------     ---------    ----
Noninterest earning assets:
   Cash and due from other institutions                  8,534,509                                7,744,845
   Premises and equipment, net                           5,099,309                                4,754,602
   Accrued interest                                      1,400,137                                1,517,801
   Other assets                                          3,717,193                                3,756,511
   Less allowance for loan losses                       (2,277,064)                              (2,228,344)
                                                       -----------                           --------------
     Total noninterest earnings assets                  16,474,084                               15,545,415
                                                        ----------                            -------------
     Total Assets                                     $279,353,051                             $262,521,234
                                                      ============                             ============

Liabilities and Shareholders' Equity
------------------------------------
Interest bearing liabilities:
   Interest bearing demand                             $31,367,645      $164,797    1.05%      $ 27,937,619       308,735    2.21%
   Money market accounts                                16,466,469       164,738    2.00%        10,975,074       199,036    3.63%
   Savings deposits                                     34,931,071       295,340    1.69%        29,394,129       418,174    2.85%
   Time deposits                                       120,843,771     2,400,760    3.97%       124,432,426     3,789,977    6.09%
   Short term borrowings                                 3,860,092         2,476     .13%         3,700,636        47,946    2.59%
   Federal Home Loan Advances                            4,979,332       168,607    6.77%         5,912,242       200,770    6.79%
                                                     -------------    ----------    ----       ------------    ----------    ----
     Total interest bearing liabilities                212,448,380     3,196,718    3.01%       202,352,126     4,964,638    4.91%
                                                       -----------     ---------    ----        -----------     ---------    ----

Noninterest bearing liabilities:
   Demand deposits                                      32,569,889                               27,133,243
   Accrued expenses and other liabilities                1,985,540                                1,151,265
                                                     -------------                             ------------
     Total noninterest bearing liabilities              34,555,429                               28,284,508
                                                     -------------                             ------------
   Shareholders' equity                                 32,349,242                               31,884,600
                                                     -------------                             ------------
     Total Liabilities and Shareholders' Equity       $279,353,051                             $262,521,234
                                                     =============                             ============

Net interest income                                                   $4,975,077                               $4,906,356
                                                                      ==========                               ==========

Interest rate spread (6)                                                            3.21%                                    3.08%
                                                                                    ====                                     ====

Net yield on interest earning assets (7)                                            3.79%                                    3.97%
                                                                                    ====                                     ====


(1)  For purposes of these computations, the average loan amounts outstanding are net of deferred loan fees.
(2)  Included in loan interest income are loan related fees of $185,952 and $143,398 in 2002 and 2001, respectively.
(3)  Nonaccrual loans are include in loan totals and do not have a material impact on the information presented.
(4)  Average balance is computed using the carrying value of securities.  The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(5)  Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(6)  Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

                                                                                      Period Ended
                                                      -----------------------------------------------------------------------------
                                                                      2002                                      2001
                                                      -------------------------------------    ------------------------------------
                                                        Average                      Yield/      Average                     Yield/
                                                        Balance         Interest     Rate        Balance         Interest    Rate
                                                      ------------    ----------     -----      ------------    ----------   ------
Assets
------
Interest Earnings Assets:
   Loans (1)(2)(3)                                    $160,158,176    $2,842,021    7.10%      $154,288,612    $3,587,516    9.30%
   Securities-taxable (4)                               51,021,029       671,716    5.27%        38,855,430       643,599    6.63%
   Securities-nontaxable                                40,636,054       461,321    4.54%        36,092,270       420,338    4.66%
   Federal funds sold                                   11,029,915        49,873    1.81%        19,562,276       245,568    5.02%
                                                      ------------   -----------    ----     --------------    ----------    ----
     Total interest earnings assets                    262,845,174     4,024,931    6.13%       248,798,588     4,897,021    7.87%
                                                      ------------   -----------    ----     --------------    ----------    ----
Noninterest earning assets:
   Cash and due from other institutions                  8,361,875                                8,060,391
   Premises and equipment, net                           5,057,604                                4,831,315
   Accrued interest                                      1,506,728                                1,535,367
   Other assets                                          3,802,908                                3,825,796
   Less allowance for loan losses                       (2,264,831)                              (2,268,099)
                                                      ------------                            -------------
     Total noninterest earnings assets                  16,464,284                               15,984,770
                                                      ------------                            -------------
     Total Assets                                     $279,309,458                             $264,783,358
                                                      ============                            =============

Liabilities and Shareholders' Equity
------------------------------------
Interest bearing liabilities:
   Interest bearing demand                             $31,724,543       $83,859    1.06%      $ 28,134,830       142,861    2.03%
   Money market accounts                                16,129,221        81,010    2.01%        10,998,206        99,216    3.61%
   Savings deposits                                     35,863,658       152,628    1.70%        30,256,779       197,470    2.61%
   Time deposits                                       119,007,658     1,120,212    3.77%       124,975,043     1,870,783    5.99%
   Short term borrowings                                 3,572,209         1,146     .13%         3,721,148        17,952    1.93%
   Federal Home Loan Advances                            4,871,742        82,583    6.78%         5,799,605        98,574    6.80%
                                                      ------------   -----------    ----     --------------    ----------    ----
     Total interest bearing liabilities                211,169,031     1,521,438    2.88%       203,885,611     2,426,856    4.76%
                                                      ------------   -----------    ----     --------------    ----------    ----

Noninterest bearing liabilities:
   Demand deposits                                      33,657,391                               27,641,911
   Accrued expenses and other liabilities                2,397,810                                1,231,549
                                                      ------------                           --------------
     Total noninterest bearing liabilities              36,055,201                               28,873,460
                                                      ------------                            -------------
   Shareholders' equity                                 32,085,226                               32,024,287
                                                      ------------                            -------------
     Total Liabilities and Shareholders' Equity       $279,309,458                             $264,783,358
                                                      ============                            =============

Net interest income                                                   $2,503,493                               $2,470,165
                                                                     ===========                               ==========

Interest rate spread (6)                                                            3.25%                                    3.11%
                                                                                    ====                                     ====

Net yield on interest earning assets (7)                                            3.81%                                    3.97%
                                                                                    ====                                     ====


(1)  For purposes of these computations, the average loan amounts outstanding are net of deferred loan fees.
(2)  Included in loan interest income are loan related fees of $80,205 and $77,142 in 2002 and 2001, respectively.
(3)  Nonaccrual loans are include in loan totals and do not have a material impact on the information presented.
(4)  Average balance is computed using the carrying value of securities.  The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(5)  Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.

(6)  Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

                ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES

                                ABOUT MARKET RISK

The principal market risk affecting the Company is interest rate risk. The Bank does not maintain a trading account for any class of financial instrument and the Company is not affected by foreign currency exchange rate risk or commodity price risk. Because the Bank does not hold any equity securities which would be considered significant, the Company is not subject to equity price risk.

The Company, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. One of the principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuations in interest rates. The Company has sought to reduce exposure of its maturities and interest rates primarily by originating variable-rate lending products. Both the variable interest rates inherent in the commercial real estate and real estate loan portfolios, and the short duration loan products, mitigate the Company's exposure to dramatic interest rate movements.

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

         Not Applicable

Item 2 - Changes in the rights of the Company's security holders

         None

Item 3 - Defaults by the Company on its senior securities

         None

Item 4 - Results of votes of security holders

         The following represents the results of matters submitted to a vote of the shareholders at the annual meeting held on April 22, 2002:

         Affixing the number of directors at nine for 2002:

         For               536,373
         Abstain                 0
         Absent            182,058

         Election of Directors:

         The following directors were elected with terms to expire April 2004:

                                       For             Withheld

         John W. Baker               531,229             5,144
         Richard L. Fowler           531,229             5,144
         Kenneth Taylor              531,229             5,144


Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         a) The following exhibits are included in this report or incorporated herein by reference:
              3(i) Articles of Incorporation of Killbuck Bancshares, Inc.* 3(ii) Code of Regulations of Killbuck Bancshares, Inc.*
              10    Agreement and Plan of Reorganization with Commercial and
                    Savings Bank Co.*
              21    Subsidiaries of Registrant*
              99.1  Independent Accountant's Report
              99.2  Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
              99.3  Certification Pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                            Killbuck Bancshares, Inc.

Date: August 12, 2002                               By:/s/Luther E. Proper

                                                    ----------------------------
                                                    Luther E. Proper
                                                    President and
                                                    Chief Executive Officer

Date: August 12, 2002                               By:/s/Diane Knowles

                                                    ----------------------------
                                                    Diane Knowles
                                                    Chief Financial Officer