Form 10-Q
period 2002-09-30
KILLBUCK BANCSHARES INC
filed 2002-11-14
CIK 1060455

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2002

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES
                              EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes  x             No ___
                               ---

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date:

     Class: Common Stock, no par value
     Outstanding at November 5, 2002: 694,455

                            KILLBUCK BANCSHARES, INC.
                                      Index

                                                                          Page Number
                                                                          -----------
PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements (Unaudited):

        Consolidated Balance Sheet as of
           September 30, 2002 and December 31, 2001                             3

        Consolidated Statement of Income for the
           nine months ended September 30, 2002 and 2001                        4

        Consolidated Statement of Income for the
           three months ended September 30, 2002 and 2001                       5

        Consolidated Statement of Changes in Shareholders' Equity
           For the nine months ended September 30, 2002                         6

        Consolidated Statement of Cash Flows for the
           nine months ended September 30, 2002 and 2001                        7

        Notes to Unaudited Consolidated Financial Statements                  8-10

Item 2. Management's Discussion and Analysis of Financial Condition
        And Results of Operations                                            11-20

Item 3  Quantitative and Qualitative Disclosures About Market Risk           21-22

Item 4  Controls and Procedures                                                23

PART II. OTHER INFORMATION
--------------------------
  Item 1. Legal Proceedings                                                    24

  Item 2. Changes in Securities                                                24

  Item 3. Default Upon Senior Securities                                       24

  Item 4. Submissions of Matters to a Vote of Security Holders                 24

  Item 5. Other Information                                                    24

  Item 6. Exhibits and Reports on Form 8-K                                     24

SIGNATURES                                                                     25
----------

SECTION 302 CERTIFICATION                                                    26-29
-------------------------

                    Killbuck Bancshares, Inc. and Subsidiary
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                               September 30,   December 31,
                                                                   2002            2001
                                                               -------------   -------------
                                            ASSETS
                                            ------

Cash and cash equivalents:
   Cash and amounts due from depository institutions           $   6,774,747   $   7,768,070
   Federal funds sold                                             20,000,000      22,500,000
                                                               -------------   -------------
      Total cash and cash equivalents                             26,774,747      30,268,070
                                                               -------------   -------------

Investment securities:
   Securities available for sale                                  36,434,703      51,419,900
   Securities held to maturity (market value of $46,168,604
   and $40,734,605)                                               43,014,298      39,803,246
                                                               -------------   -------------
      Total investment securities                                 79,449,001      91,223,146
                                                               -------------   -------------

Loans (net of allowance for loan losses of $2,329,513 and
$2,260,555)                                                      165,215,862     149,560,961

Loans held for sale                                                1,325,300         593,200
Premises and equipment, net                                        5,324,953       5,138,782
Accrued interest receivable                                        1,881,728       1,508,784
Goodwill, net                                                      1,329,249       1,329,249
Other assets                                                       1,665,585       1,635,996
                                                               -------------   -------------
      Total assets                                             $ 282,966,425   $ 281,258,188
                                                               =============   =============

                                         LIABILITIES
                                         -----------

Deposits:
   Noninterest bearing demand                                  $  34,915,436   $  32,198,109
   Interest bearing demand                                        31,604,112      32,659,909
   Money market                                                   18,954,319      15,169,110
   Savings                                                        37,931,719      33,247,687
   Time                                                          116,361,077     124,696,288
                                                               -------------   -------------
      Total deposits                                             239,766,663     237,971,103
Federal Home Loan Bank advances                                    4,647,260       5,226,732
Short-term borrowings                                              3,850,000       4,295,000
Accrued interest and other liabilities                               604,144         727,901
                                                               -------------   -------------
      Total liabilities                                          248,868,067     248,220,736
                                                               -------------   -------------

                                     SHAREHOLDERS' EQUITY
                                     --------------------

Common stock - No par value: 1,000,000 shares authorized,
718,431 issued                                                     8,846,670       8,846,670
Retained earnings                                                 27,284,461      25,445,528
Accumulated other comprehensive income                               555,538         493,654
Treasury stock, at cost (34,207 and 25,144 shares)                (2,588,311)     (1,748,400)
                                                               -------------   -------------
      Total shareholders' equity                                  34,098,358      33,037,452
                                                               -------------   -------------

      Total liabilities and shareholders' equity               $ 282,966,425   $ 281,258,188
                                                               =============   =============

See accompanying notes to the unaudited consolidated financial statements.

                            Killbuck Bancshares, Inc.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                        Nine Months Ended
                                                          September 30,
                                                     2002               2001
                                                  -----------        -----------
INTEREST INCOME
  Interest and fees on loans                      $ 8,627,120        $10,679,608
  Federal funds sold                                  176,816            577,318
  Investment securities:
     Taxable                                        1,921,258          1,954,175
     Exempt from federal income tax                 1,381,289          1,297,263
                                                  -----------        -----------
        Total interest income                      12,106,483         14,508,364
                                                  -----------        -----------

INTEREST EXPENSE
  Deposits                                          4,380,164          6,885,450
  Federal Home Loan Bank advances                     247,254            294,490
  Short term borrowings                                 3,643             62,609
                                                  -----------        -----------
     Total interest expense                         4,631,061          7,242,549
                                                  -----------        -----------

NET INTEREST INCOME                                 7,475,422          7,265,815

  Provision for loan losses                           150,000            262,500
                                                  -----------        -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
LOSSES                                              7,325,422          7,003,315
                                                  -----------        -----------
OTHER INCOME
  Service charges on deposit accounts                 462,267            413,265
  Gain on sale of loans, net                           95,078             48,402
  Other income                                        131,979            133,183
                                                  -----------        -----------
        Total other income                            689,324            594,850
                                                  -----------        -----------
OTHER EXPENSE
  Salaries and employee benefits                    2,484,545          2,330,096
  Occupancy expense                                   186,952            176,070
  Equipment expense                                   538,196            493,975
  Professional fees                                   190,882            213,409
  Franchise tax                                       297,085            292,592
  Other expenses                                    1,210,292          1,249,129
                                                  -----------        -----------
        Total other expense                         4,907,952          4,755,271
                                                  -----------        -----------

INCOME BEFORE INCOME TAXES                          3,106,794          2,842,894
     Income taxes                                     683,234            672,781
                                                  -----------        -----------

NET INCOME                                        $ 2,423,560        $ 2,170,113
                                                  ===========        ===========

Earnings per common share                         $      3.52        $      3.11
                                                  ===========        ===========

Weighted average shares outstanding                   688,250            697,484
                                                  ===========        ===========

See accompanying notes to the unaudited consolidated financial statements.

                            Killbuck Bancshares, Inc.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                Three Months Ended
                                                                   September 30,
                                                                2002           2001
                                                             ----------     ----------
INTEREST INCOME
  Interest and fees on loans                                 $2,867,685     $3,372,228
  Federal funds sold                                             65,498        163,474
  Investment securities:
     Taxable                                                    526,084        654,262
     Exempt from federal income tax                             475,421        447,405
                                                             ----------     ----------
        Total interest income                                 3,934,688      4,637,369
                                                             ----------     ----------

INTEREST EXPENSE
  Deposits                                                    1,354,529      2,169,527
  Federal Home Loan Bank advances                                78,648         93,721
  Short term borrowings                                           1,167         14,663
                                                             ----------     ----------
        Total interest expense                                1,434,344      2,277,911
                                                             ----------     ----------

NET INTEREST INCOME                                           2,500,344      2,359,458
  Provision for loan losses                                      60,000         90,000
                                                             ----------     ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           2,440,344      2,269,458
                                                             ----------     ----------
OTHER INCOME
  Service charges on deposit accounts                           163,132        137,828
  Gain on sale of loans, net                                     40,193         25,928
  Other income                                                   43,635         42,171
                                                             ----------     ----------
        Total other income                                      246,960        205,927
                                                             ----------     ----------

OTHER EXPENSE
  Salaries and employee benefits                                801,516        753,581
  Occupancy expense                                              66,942         62,833
  Equipment expense                                             182,462        170,243
  Professional fees                                              48,305         58,047
  Franchise tax                                                 100,103         97,408
  Other expenses                                                394,333        416,214
                                                             ----------     ----------
        Total other expense                                   1,593,661      1,558,326
                                                             ----------     ----------

INCOME BEFORE INCOME TAXES                                    1,093,643        917,059
  Income taxes                                                  228,187        206,310
                                                             ----------     ----------

NET INCOME                                                   $  865,456     $  710,749
                                                             ==========     ==========

Earnings per common share                                    $     1.26     $     1.02
                                                             ==========     ==========

Weighted average shares outstanding                             684,926        696,213
                                                             ==========     ==========

See accompanying notes to the unaudited consolidated financial statements.

                            Killbuck Bancshares, Inc.
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                                      Accumulated
                                                                                         Other         Total
                                             Common       Retained    Comprehensive    Treasury     Shareholders'  Comprehensive
                                              Stock       Earnings        Income         Stock         Equity          Income
                                          ------------  ------------   ------------  ------------   ------------    ------------
Balance, December 31, 2001                $  8,846,670  $ 25,445,528   $    493,654  $ (1,748,400)  $ 33,037,452

  Net income                                               2,423,560                                   2,423,560    $  2,423,560
  Purchase of Treasury stock                                                             (839,911)      (839,911)
  Other comprehensive income:
     Net unrealized gain on securities,
     net of tax of $31,879                                                   61,884                       61,884          61,884
                                                                                                                    ------------
  Comprehensive income                                                                                              $  2,485,444
                                                                                                                    ============
  Cash dividends paid ($.85 per share)                      (584,627)                                   (584,627)
                                          ------------  ------------   ------------  ------------   ------------
Balance, September 30, 2002               $  8,846,670  $ 27,284,461   $    555,538  $ (2,588,311)  $ 34,098,358
                                          ============  ============   ============  ============   ============

See accompanying notes to the unaudited consolidated financial statements.

                            Killbuck Bancshares, Inc.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                     2002            2001
                                                                                 ------------    ------------
Operating Activities
  Net income                                                                     $  2,423,560    $  2,170,113
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                        150,000         262,500
     Gain on sale of loans                                                            (95,078)        (48,402)
     Provision for depreciation and amortization                                      444,613         405,516
     Origination of loans held for sale                                           (11,148,262)     (7,343,610)
     Proceeds from the sale of loans                                               10,511,240       7,573,732
     Federal Home Loan Bank stock dividend                                            (46,758)        (53,600)
     Net change in:
       Accrued interest and other assets                                             (387,656)       (229,391)
       Accrued expenses and other liabilities                                        (123,756)         27,750
                                                                                 ------------    ------------
       Net cash provided by operating activities                                    1,727,903       2,764,608
                                                                                 ------------    ------------

INVESTING ACTIVITIES
  Investment securities available for sale:
     Proceeds from maturities and repayments                                       26,173,812      28,344,837
     Purchases                                                                    (11,083,702)    (25,013,306)
  Investment securities held to maturity:
     Proceeds from maturities and repayments                                        1,469,247         744,113
     Purchases                                                                     (4,761,429)     (4,564,883)
  Net increase in loans                                                           (15,804,901)       (708,952)
  Purchase of premises and equipment                                                 (560,803)       (939,400)
                                                                                 ------------    ------------
       Net cash used in investing activities                                       (4,567,776)     (2,137,591)
                                                                                 ------------    ------------
FINANCING ACTIVITIES
  Net increase in demand,
   money market and savings deposits                                               10,130,771      10,978,317
  Net (decrease) increase in time deposits                                         (8,335,211)      1,710,699
  Repayment of Federal Home Loan Bank advances                                       (579,472)       (682,528)
  Net decrease in short term borrowings                                              (445,000)       (275,835)
  Purchase of Treasury stock                                                         (839,911)       (697,280)
  Dividends paid                                                                     (584,627)       (558,062)
                                                                                 ------------    ------------
       Net cash provided by (used in) financing activities                           (653,450)     10,475,311
                                                                                 ------------    ------------

Net increase (decrease) in cash and cash equivalents                               (3,493,323)     11,102,328
Cash and cash equivalents at beginning of period                                   30,268,070      20,512,736
                                                                                 ------------    ------------
Cash and cash equivalents at end of period                                       $ 26,774,747    $ 31,615,064
                                                                                 ============    ============

Supplemental Disclosures of Cash Flows Information
  Cash paid during the period for:
     Interest on deposits and borrowings                                         $  4,753,660    $  7,333,099
                                                                                 ============    ============
     Income taxes                                                                $    660,358    $    518,294
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

These statements should be read in conjunction with the consolidated statements of and for the year ended December 31, 2001 and related notes which are included on the Form 10-K (file no. 000-24147).

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

NOTE 3 - COMPREHENSIVE INCOME

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is comprised of the following:

                                                             Nine Months          Nine Months
                                                               Ended                Ended
                                                         September 30, 2002    September 30, 2001
                                                         ------------------    ------------------
Net income                                                  $ 2,423,560          $ 2,170,113
Other comprehensive income:
     Net unrealized gain on securities                           93,763              959,380
Tax effect                                                      (31,879)            (326,189)
                                                            -----------          -----------
Total comprehensive income                                  $ 2,485,444          $ 2,803,304
                                                            ===========          ===========

                                                           Three Months           Three Months
                                                              Ended                  Ended
                                                         September 30, 2002    September 30, 2001
                                                         ------------------    ------------------
Net income                                                  $   865,456          $   710,749
Other comprehensive income:
     Net unrealized gain on securities                           90,582              477,039
Tax effect                                                      (30,797)            (162,193)
                                                            -----------          -----------
Total comprehensive income                                  $   925,241          $ 1,025,595
                                                            ===========          ===========

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

Application of the non-amortization provisions of FAS No. 142 resulted in an increase in net income of $83,000 or $.12 per share during the nine months ended September 30, 2002. This statement among other things, eliminates the regularly scheduled amortization of goodwill and replaces this method with a two-step process for testing the impairment of goodwill on at least annual basis. This approach could cause more volatility in the Company's reported net income because of impairment losses, if any, could occur irregularly and in varying amounts. The Company adopted this statement on January 1, 2002 the beginning of its fiscal year, and immediately upon adoption stopped amortizing goodwill of $1.3 million.

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

On October 1, 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 147, Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution, except those between two or more mutual enterprises.

The excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under FASB Statement No. 142, Goodwill and Other Intangible Assets. Thus, the specialized accounting guidance in paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. In accordance with Statement 147, if previously acquired branches that meet the definition of a business combination as defined in Emerging Issues Task Force Issue No. 98-3, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of that Statement.

Financial institutions meeting conditions outlined in Statement 147 will be required to restate previously issued financial statements. The objective of that restatement requirement is to present the balance sheet and income statement as if the amount accounted for under Statement 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date Statement 142 was initially applied. (For example, a financial institution that adopted Statement 142 on January 1, 2002, would retroactively reclassify the unidentifiable intangible asset to goodwill as of that date and restate previously issued income statements to remove the amortization expense recognized in 2002). Those transition provisions are effective on October 1, 2002; however, early application is permitted. The adoption of FASB Statement No. 147 is not expected to have a material effect on the Company's financial statements.

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

                               Financial Condition

Total assets at September 30, 2002 were approximately $282,966,000 compared to $281,258,000 at December 31, 2001, an increase of $1,708,000 or .6%.

Cash and cash equivalents decreased by $3,493,000 or 11.5% from December 31, 2001 to September 30, 2002, with federal funds sold decreasing $2,500,000. This decrease was used to fund the Bank's loan demand at September 30, 2002.

Total investments decreased by $11,774,000 or 12.9% from December 31, 2001 to September 30, 2002. There was a net decrease of $14,985,000 in available for sale U.S. Government Agency securities due to calls and maturing securities while securities held to maturity increased by $3,211,000. The Bank continued to have increased purchases of investment securities during the first nine months of 2002 due to the callable options on some of the available for sale securities.

Net loans increased by $15,655,000 or 10.5% from December 31, 2001 to September 30, 2002. Real estate loan balances have increased due to residential 1- 4 family refinancings and new commercial building loans as a result of the decline in interest rates and the local market conditions.

Total deposits at September 30, 2002 were $239,767,000 compared to $237,971,000 at December 31, 2001, an increase of $1,796,000 or .8%. Time deposits decreased $8,335,000, demand accounts increased $1,661,000, savings accounts increased $4,684,000 and money markets increased $3,785,000. Management attributes these changes to normal transfers of funds within the deposit accounts and the general decline in interest rates.

Federal Home Loan Bank advances and short-term borrowings decreased $580,000 and $445,000 respectively at September 30, 2002 from December 31, 2001.

Shareholders' Equity increased by $1,061,000 or 3.2%, which was mainly due to earnings of $2,424,000 for the first nine months of 2002 accentuated by a $62,000 increase in the unrealized gain on securities included in other comprehensive income, and offset by the purchase of Treasury stock for $840,000 and dividends paid totaling $585,000. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At September 30, 2002, the total capital ratio was 18.82%, the Tier I capital ratio was 17.58%, and the leverage ratio was 11.45%, compared to regulatory capital requirements of 8.00%, 4.00% and 4.00% respectively. These ratios are well in excess of regulatory capital requirements.

                              RESULTS OF OPERATIONS

         Comparison of the Nine Months Ended September 30, 2002 and 2001

Net income for the nine-month period ended September 30, 2002, was $2,424,000, an increase of $254,000 or 11.7% from the $2,170,000 reported at September 30, 2001.

Total interest income of approximately $12,106,000 for the nine-month period ended September 30, 2002, compares to $14,508,000 for the same period in 2001, a decrease of $2,402,000 or 16.6%. The majority of the overall decrease in total interest income is attributed to a decrease in interest and fees on loans of $2,053,000 or 85.5% of the overall decrease. The decrease in interest and fees on loans is due to a decrease in the yield on loans. Average loan balances were $159,758,000 for the first nine months of 2002 compared to $153,890,000 for the first nine months of 2001 and the yield on loans decreased to 7.2% for the first nine months of 2002 compared to 9.3% for the first nine months of 2001. Investment income increased $51,000 or 1.6% for the nine-month period ended September 30, 2002 compared to the same period for 2001. The increase in investment income is due to an increase in volume. Average investment balances were $89,253,000 compared to $77,422,000 and the yields were 4.9% compared to 5.6% for the first nine months of 2002 and 2001 respectively. See "Average Balance Sheet" for the nine-month periods ended September 30, 2001 and September 30, 2000.

Total interest expense of $4,631,000 for the nine-month period ending September 30, 2002, represents a decrease of $2,612,000 from the $7,243,000 reported for the same nine-month period in 2001. The decrease in interest expense on deposits of $2,505,000 is due mainly to the decreases in the rates of deposit accounts. Average interest bearing deposits were $204,027,000 for the first nine months of 2002 compared to $194,483,000 for the first nine months of 2002. The cost of interest bearing deposits was 2.86%, compared to 4.72% for the nine-month periods of 2002 and 2001 respectively. See "Average Balance Sheet" for the nine-month periods ended September 30, 2002 and 2001.

Net interest income of $7,476,000 for the nine months ended September 30, 2002, compares to $7,266,000 for the same nine-month period in 2001, an increase of $210,000 or 2.9%.

Total other income for the nine month period ended September 30, 2002, of $689,000 compares to $595,000 for the same nine month period in 2001, an increase of $94,000 or 15.8%. The increase of $49,000 in service charges on deposit accounts was attributable to normal activity within the deposit accounts due to an increase in non-time deposit accounts. Gains on sale of loans increased $47,000 due to increased activity caused by declining fixed loan rates.

Total other expense of $4,908,000 for the nine months ended September 30, 2002, compares to $4,755,000 for the same nine-month period in 2001. This represents an increase of $153,000 or 3.2%. Salary and employee benefits increased approximately $155,000 due to additional staff being hired as a result of opening the branch in Howard, Ohio in July 2001 and normal increase in salaries and employee benefits. The increases in the remaining expense accounts were attributable to the opening of the branch in Howard, Ohio and increases in items that are normal and recurring in nature. Of the $57,000 decrease in other expenses, an $83,000 decrease was due to the adoption of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Management periodically evaluates goodwill for impairment. At this time, no impairment has been recognized.

                              RESULTS OF OPERATIONS

        Comparison of the Three Months Ended September 30, 2002 and 2001

Net income for the three-month period ended September 30, 2002, was $865,000, an increase of $154,000 or 21.7% from the $711,000 reported at September 30, 2001.

Total interest income of approximately $3,935,000 for the three-month period ended September 30, 2002, compares to $4,637,000 for the same period in 2001, a decrease of $702,000 or 15.1%. The majority of the overall decrease in total interest income is attributed to a decrease in interest and fees on loans of $504,000 or 71.8% of the overall decrease. The decrease in interest and fees on loans is due to a decrease in the yield on loan portfolio. Average loan balances were $165,479,000 compared to $153,760,000 and the yield was 6.9% compared to 8.8% for this three-month period of 2002 and 2001 respectively. The decrease in interest on investment securities of $100,000 was due to decrease in the yield on the portfolio. The average balances outstanding of $82,657,000 for 2002 compared to $80,026,000 for 2001 and the yield was 4.8% compared to 5.5% for this three-month period of 2002 and 2001 respectively. See Average Balance Sheet for the three-month periods ended September 30, 2002 and 2001.

Total interest expense of $1,434,000 for the three-month period ending September 30, 2002, represents a decrease of $844,000 from the $2,278,000 reported for the same three-month period in 2001. The decrease in interest expense on deposits of $815,000 is due mainly to a decrease in yield. Average interest bearing deposits were $204,864,000 for this three-month period of 2002 compared to $197,970,000 for the same three months of 2001. The cost of interest bearing deposits was 2.6% compared to 4.3% for this three-month period of 2002 and 2001 respectively. See Average Balance Sheet for the three-month periods ended September 30, 2002 and 2001.

Net interest income of $2,500,000 for the three months ended September 30, 2002, compares to $2,359,000 for the same three-month period in 2001, an increase of $141,000 or 6.0%.

Total other income for the three month period ended September 30, 2002, of $247,000 compares to $206,000 for the same three month period in 2001, an increase of $41,000 or 19.9%. The service fee income on deposits increased $25,000 due to an increase in the accounts being serviced. Gains on sale of loans increased $14,000 due to the Bank's increased activity caused by declining fixed loan rates.

Total other expense of $1,594,000 for the three months ended September 30, 2002, compares to $1,558,000 for the same three-month period in 2001. This represents an increase of $36,000 or 2.3%. Salary and employee benefits increased $48,000 due to normal recurring employee cost increases for salary and employee benefits. Of the $29,000 decrease in other expenses, a $28,000 decrease was due to the adoption of FASB's Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Management periodically evaluates goodwill for impairment. At this time, no impairment has been recognized.

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

Cash and amounts due from depository institutions and federal funds sold totaled $26,775,000 at September 30, 2002. These assets provide the primary source of liquidity for the Company. In addition, management has designated a substantial portion of the investment portfolio, $36,435,000 as available for sale and has an available unused line of credit of $17,081,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at September 30, 2002. As of September 30, 2002, the Company had commitments to fund loans of approximately $5,124,000 and unused lines of credit totaling $17,208,000.

Cash was provided during the nine month period ended September 30, 2002, mainly from operating activities of $1.7 million, a net increase in deposits of $1.8 million, and the maturities and repayments of investment securities of $27.6 million. Cash was used during the nine month period ended September 30, 2002, mainly to fund a net increase in loans of $15.8 million, and for the purchase of investment securities of $15.8 million. In addition $1.0 million was also used to reduce Federal Home Loan Bank advances and short-term borrowings during the first nine months of 2002, $.6 was used to purchase premises and equipment, $.8 million was used to purchase Treasury Stock and $.6 million was used to pay dividends to shareholders. Cash and cash equivalents totaled $26.8 million at September 30, 2002, a decrease of $3.5 million from $30.3 million at December 31, 2001.

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

                                                              September 30,        December 31,
                                                                  2002                 2001
                                                              ------------         -----------
                                                                   (dollars in thousands)
Loans on nonaccrual basis                                           $  352              $  221
Loans past due 90 days or more                                         195                 125
Renegotiated loans                                                       -                   -
                                                                    ------              ------
              Total nonperforming loans                                547                 346

Other real estate                                                        -                   -
Repossessed assets                                                       -                   -
                                                                    ------              ------
              Total nonperforming assets                            $  547              $  346
                                                                    ======              ======

Nonperforming loans as a percent of total loans                       0.32%               0.23%

Nonperforming loans as a percent of total assets                      0.19%               0.12%

Nonperforming assets as a percent of total assets                     0.19%               0.12%

Management monitors impaired loans on a continual basis. As of September 30, 2002, impaired loans had no material effect on the company's financial position or results from operations.

The allowance for loan losses at September 30, 2002, totaled approximately $2,330,000 or 1.38% of total loans as compared to approximately $2,261,000 or 1.5% at December 31, 2001. Provisions for loan losses were $150,000 for the nine months ended September 30, 2002 and $262,500 for the nine months ended September 30, 2001.

The level of funding for the provision is a reflection of the overall loan portfolio. Nonperforming loans consist of approximately $410,000 in one to four family residential mortgages, $29,000 in commercial loans and $108,000 in consumer loans. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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

                                                                                        Period Ended
                                                        ---------------------------------------------------------------------------
                                                                         2002                                      2001
                                                        -------------------------------------   -----------------------------------
                                                          Average                      Yield/     Average                    Yield/
                                                          Balance        Interest       Rate      Balance        Interest     Rate
                                                        ------------    ----------     ------   ------------   -----------   ------
Assets
------
Interest Earnings Assets:
   Loans (1)(2)(3)                                      $159,758,278    $8,627,120      7.20%   $153,889,826   $10,679,608    9.25%
   Securities-taxable (4)                                 48,905,109     1,921,258      5.24%     41,436,030     1,954,175    6.29%
   Securities-nontaxable                                  40,348,214     1,381,289      4.56%     35,986,272     1,297,263    4.81%
   Federal funds sold                                     14,471,815       176,816      1.63%     17,775,208       577,318    4.33%
                                                        ------------    ----------              ------------   -----------
     Total interest earnings assets                      263,483,416    12,106,483      6.13%    249,087,336    14,508,364    7.76%
                                                        ------------    ----------              ------------   -----------
Noninterest earning assets:
   Cash and due from other institutions                    8,625,024                               8,052,432
   Premises and equipment, net                             5,187,643                               4,884,173
   Accrued interest                                        1,313,734                               1,450,781
   Other assets                                            3,732,577                               3,762,222
   Less allowance for loan losses                         (2,276,026)                             (2,264,189)
                                                        ------------                            ------------
     Total noninterest earnings assets                    16,582,952                              15,885,419
                                                        ------------                            ------------
     Total Assets                                       $280,066,368                            $264,972,755
                                                        ============                            ============

Liabilities and Shareholders' Equity
------------------------------------
Interest bearing liabilities:
   Interest bearing demand                              $ 31,540,521    $  249,953      1.06%   $ 28,181,363       451,299    2.14%
   Money market accounts                                  17,270,871       260,338      2.01%     12,550,885       347,993    3.70%
   Savings deposits                                       35,775,536       456,784      1.70%     29,920,726       617,707    2.75%
   Time deposits                                         119,440,350     3,413,089      3.81%    123,829,696     5,468,451    5.89%
   Short term borrowings                                   3,762,999         3,643       .13%      3,801,721        62,609    2.20%
   Federal Home Loan Advances                              4,880,546       247,254      6.75%      5,794,569       294,490    6.78%
                                                        ------------    ----------              ------------   -----------
     Total interest bearing liabilities                  212,670,823     4,631,061      2.90%    204,078,960     7,242,549    4.73%
                                                        ------------    ----------              ------------   -----------

Noninterest bearing liabilities:
   Demand deposits                                        32,909,286                              27,739,889
   Accrued expenses and other liabilities                  2,398,386                               1,214,643
                                                        ------------                            ------------
     Total noninterest bearing liabilities                35,307,672                              28,954,532
                                                        ------------                            ------------
   Shareholders' equity                                   32,087,873                              31,939,263
                                                        ------------                            ------------
     Total Liabilities and Shareholders' Equity         $280,066,368                            $264,972,755
                                                        ============                            ============

Net interest income                                                     $7,475,422                             $ 7,265,815
                                                                        ==========                             ===========

Interest rate spread (5)                                                                3.23%                                 3.03%
                                                                                        =====                                 =====

Net yield on interest earning assets (6)                                                3.78%                                 3.89%
                                                                                        =====                                 =====

(1) For purposes of these computations, the average loan amounts outstanding are net of deferred loan fees.
(2) Included in loan interest income are loan related fees of $277,510 and $237,318 in 2002 and 2001, respectively.
(3) Nonaccrual loans are include in loan totals and do not have a material impact on the information presented.
(4) Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(5) Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(6) Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

                                                                                      Period Ended
                                                   -----------------------------------------------------------------------------
                                                                    2002                                     2001
                                                   -------------------------------------    ------------------------------------
                                                      Average                     Yield/       Average                    Yield/
                                                      Balance        Interest      Rate        Balance        Interest     Rate
                                                   -------------   -----------   -------    -------------   -----------  -------
Assets
------
Interest Earnings Assets:
   Loans (1)(2)(3)                                 $ 165,479,263   $ 2,867,685    6.93%     $ 153,760,381   $ 3,372,228   8.77%
   Securities-taxable (4)                             41,030,751       526,084    5.13%        42,595,546       654,262   6.14%
   Securities-nontaxable                              41,626,434       475,421    4.57%        37,430,536       447,405   4.78%
   Federal funds sold                                 16,555,867        65,498    1.58%        19,523,907       163,474   3.35%
                                                   -------------   -----------              -------------   -----------
     Total interest earnings assets                  264,692,315     3,934,688    5.95%       253,310,370     4,637,369   7.32%
                                                   -------------   -----------              -------------   -----------
Noninterest earning assets:
   Cash and due from other institutions                8,806,054                                8,667,606
   Premises and equipment, net                         5,364,312                                5,143,315
   Accrued interest                                    1,140,927                                1,316,742
   Other assets                                        3,763,346                                3,784,188
   Less allowance for loan losses                     (2,273,951)                              (2,335,879)
                                                   -------------                            -------------
     Total noninterest earnings assets                16,800,688                               16,575,972
                                                   -------------                            -------------
     Total Assets                                  $ 281,493,003                            $ 269,886,342
                                                   =============                            =============

Liabilities and Shareholders' Equity
------------------------------------
Interest bearing liabilities:
   Interest bearing demand                            31,886,272        85,157    1.07%        28,668,853       142,561   1.99%
   Money market accounts                              18,879,674        95,600    2.03%        15,702,508       148,960   3.79%
   Savings deposits                                   37,464,466       161,443    1.72%        30,973,921       199,533   2.58%
   Time deposits                                     116,633,510     1,012,329    3.47%       122,624,234     1,678,473   5.48%
   Short term borrowings                               3,568,812         1,167     .13%         4,003,891        14,663   1.46%
   Federal Home Loan Advances                          4,682,975        78,648    6.72%         5,559,221        93,721   6.74%
                                                   -------------   -----------              -------------    ----------
     Total interest bearing liabilities              213,115,709     1,434,344    2.69%       207,532,628     2,277,911   4.39%
                                                   -------------   -----------              -------------    ----------

Noninterest bearing liabilities:
   Demand deposits                                    33,588,080                               28,963,726
   Accrued expenses and other liabilities              3,224,079                                1,341,400
                                                   -------------                            -------------
     Total noninterest bearing liabilities            36,812,159                               30,305,126
                                                   -------------                            -------------
   Shareholders' equity                               31,565,135                               32,048,588
                                                   -------------                            -------------
     Total Liabilities and Shareholders' Equity    $ 281,493,003                            $ 269,886,342
                                                   =============                            =============

Net interest income                                                $ 2,500,344                              $ 2,359,458
                                                                   ===========                              ===========

Interest rate spread (5)                                                          3.26%                                   2.93%
                                                                                  =====                                   =====

Net yield on interest earning assets (6)                                          3.78%                                   3.73%
                                                                                  =====                                   =====

(1) For purposes of these computations, the average loan amounts outstanding are net of deferred loan fees.
(2) Included in loan interest income are loan related fees of $91,557 and $93,920 in 2002 and 2001, respectively.
(3) Nonaccrual loans are include in loan totals and do not have a material impact on the information presented.
(4) Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(5) Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(6) Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

                              Rate/Volume Analysis

The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate) and (ii) changes in rates (changes in rate multiplied by old average volume). Changes, which are not solely attributable to rate, or volume are allocated to changes in rate due to rate sensitivity of interest-earning assets and interest-bearing liabilities (dollars in thousands).

                                   Nine-Month Period Ended September,    Three-Month Period Ended September
                                   ---------------------------------     ----------------------------------
                                        2002 Compared to 2001                  2002 Compared to 2001
                                       ----------------------                  ---------------------
                                      Increase (Decrease) Due To            Increase (Decrease) Due To
                                   ----------------------------------   ---------------------------------
                                   Volume         Rate          Net      Volume       Rate          Net
                                   ------       --------     --------   --------    ---------    --------
Interest income
   Loans                           $  543       $  (2,596)   $ (2,053)  $  1,028    $  (1,532)   $  (504)
   Securities-taxable                 470            (503)        (33)       (96)         (32)      (128)
   Securities-nontaxable              210            (126)         84        200         (172)        28
   Federal funds sold                (143)           (257)       (400)      (100)           1        (99)
                                   ------       ---------    --------   --------    ---------    -------
       Total interest earning
        Assets                      1,080          (3,482)     (2,402)     1,032       (1,735)      (703)
                                   ------       ---------    --------   --------    ---------    -------

Interest expense
   Interest bearing demand             72            (273)       (201)        64         (121)       (57)
   Money market accounts              174            (262)        (88)       121         (174)       (53)
   Savings deposits                   161            (322)       (161)       168         (207)       (39)
   Time deposits                     (258)         (1,797)     (2,055)      (328)        (338)      (666)
   Short-term borrowing                (1)            (58)        (59)        (7)          (7)       (14)
   Federal Home Loan Bank
    Advances                          (62)             14         (48)       (59)          44        (15)
                                   ------       ---------    --------   --------    ---------    -------
       Total interest bearing
        Liabilities                    86          (2,698)     (2,612)       (41)        (803)      (844)
                                   ------       ---------    --------   --------    ---------    -------

Net change in interest income      $  994       $    (784)   $    210   $  1,073    $    (932)   $   141
                                   ======       =========    ========   ========    =========    =======

                Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

Market risk for the Company is comprised primarily from interest rate risk exposure and liquidity risk. Since virtually all of the interest-earning assets and paying liabilities are at the Bank, virtually all of the interest rate risk and liquidity risk lies at the Bank level. The Bank is not subject to any trading risk. In addition, the Bank does not participate in hedging transactions such as interest rate swaps and caps. Changes in interest rates will impact both income and expense recorded and also the market values of long-term interest-earnings assets. Interest rate risk and liquidity risk managements is performed at the Bank level. Although the Bank has a diversified loan portfolio, loans outstanding to individuals and businesses are dependent upon the local economic conditions in the immediate trade area.

One of the principal functions of the Company's asset/liability management program is to monitor the level to which the balance sheet is subject to interest rate risk. The goal of the asset/liability program is to manage the relationship between interest rate sensitive assets and liabilities, thereby minimizing the fluctuations in the net interest margin, which achieves consistent growth of net interest income during periods of changing interest rates.

Interest rate sensitivity is the result of differences in the amounts and repricing dates of a bank's rate sensitive assets and rate sensitive liabilities. These differences, or interest rate repricing "gap" provide an indication of the extent that the Company's net interest income is affected by future changes in interest rates. During a period of rising interest rates, a positive gap, a position of more rate sensitive assets than rate sensitive liabilities, is desired. During a falling interest rate environment, a negative gap is desired, that is, a position in which rate sensitive liabilities exceed rate sensitive assets.

At September 30, 2002, the Company had a cumulative positive gap of $52.1 million or 18.2% at the one-year horizon. The gap analysis indicates that if interest rates were to rise 200 basis points (2.00%), the Company's net interest income would improve at the one-year horizon because the Company's rate sensitive assets would reprice faster than rate sensitive liabilities. Conversely, if rates were to fall 200 basis points, the Company's net interest income would decline.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates. The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments.

The stimulation also calculates net interest income based upon rate increases or decrease of + or - 200 basis points (or 2.00%) in 100 basis point (or 1.00%) increments. The analysis reprices the balance sheet and forecasts future cash flows over a one-year horizon at the net interest rate levels. The cash flows are then totaled to calculate net interest income. Assumptions are made for loan and investment pre-payment speeds and are incorporated into the simulation as well. Loan and investment pre-payment speeds will increase as interest rates decrease and slow as interest rates rise. The current analysis indicates that, given a 200 basis point overnight decrease in interest rates, the Company would experience a potential $387,000 or 12.4% decline in net interest income. If rates were to increase 200 basis points, the analysis indicates that the Company's net interest income would increase $391,000 or 12.5%. It is important to note, however, that this exercise would be a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease.

When management believes interest rate movements will occur, it can restructure the balance sheet and thereby the ratio of rate sensitive assets to rate sensitive liabilities which in turn will effect the net interest income. It is important to note; however, that in gap analysis and simulation modeling not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree and therefore, could effect forecasted results.

Much of the Bank's deposits have the ability to reprice immediately, however, deposit rates are not tied to an external index. As a result, although changing market interest rates impact repricing, the Bank retains much of the control over repricing by determinging itself the extent and timing of repricing deposit products. In addition, the Bank maintains a significant portion of its investment portfolio as available for sale securities and also has a significant variable rate loan portfolio, which is used to offset rate sensitive liabilities.

Changes in market interest rates can also affect the Bank's liquidity position through the impact rate change may have on the market value of the available for sale portion of the investment portfolio. Increase in market rates can adversely impact the market values and therefore, make it more difficult for the Bank to sell available for sale securities needed for general liquidity purposes without incurring a loss on the sale. This issue is addressed by the Bank with the use of borrowings from the Federal Home Loan Bank ("FHLB") and the selling of fixed rate mortgages as a source of liquidity to the Bank.

The Company's liquidity plan allows for the use of long-term advances or short-term lines of credit with the FHLB as a source of funds. Borrowing from FHLB not only provides a source of liquidity for the Company, but also serves as a tool to reduce interest risk as well. The Company may structure borrowings from FHLB to match those of customers credit requests, and therefore, lock in interest rate spreads over the lives of the loans.

In addition to borrowing from the FHLB as a source for liquidity, the Company also participates in the secondary mortgage market. Specifically, the Company sells fixed rate, residential real estate mortgages to the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The sales to Freddie Mac not only provide an opportunity for the Bank to remain competitive in the market place, by allowing it to offer a fixed rate mortgage product, but also provide an additional source of liquidity and an additional tool for management to limit interest rate risk exposure. The Bank continues to service all loans sold to Freddie Mac.

                        Item 4 - CONTROLS AND PROCEDURES

Within 90 days prior to the date of this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the control and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchanges Commission's rules and forms.

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

                            Killbuck Bancshares, Inc.


Date: 11/13/02                     By: /s/ Luther E. Proper


                                   ______________________________
                                   Luther E. Proper
                                   President and
                                   Chief Executive Officer


Date: 11/13/02                     By: /s/ Diane Knowles


                                   ______________________________
                                   Diane Knowles
                                   Chief Financial Officer

                            SECTION 302 CERTIFICATION

I, Luther Proper, Chief Executive Officer, of Killbuck Bancshares, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Killbuck Bancshares, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15d-14) for the registrant and have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect he registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          /s/ Luther E. Proper
Date:     11/13/02                        ______________________________________
                                          Signature/Title

                            SECTION 302 CERTIFICATION

I, Diane Knowles, Chief Financial Officer, of Killbuck Bancshares, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Killbuck Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect he registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            /s/ Diane S. Knowles
Date:     11/13/02                          ____________________________________
                                            Signature/Title