Form 10-K
period 2002-12-31
KILLBUCK BANCSHARES INC
filed 2003-03-31
CIK 1060455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 [FEE REQUIRED]

For the Fiscal Year Ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________to ___________.

Commission File No. 000-24147
Killbuck Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1700284

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

165 North Main Street
Killbuck, Ohio 44637

(Address of principal executive offices)

Registrant’s telephone number, including area code: (330) 276-2771

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

☒	Yes	☐	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

☐	Yes	☒	No

The aggregate market value of the voting stock held by nonaffiliates of the registrant, calculated by reference to the stock valuation done on Killbuck Bancshares, Inc. common stock as of December 31, 2002 was $61,536,891 and was $61,851,603 as of June 30, 2002 (Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose):

There were 683,660 shares of no par value common stock outstanding as of December 31, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Year ended December 31, 2002. (Part II, III and IV)

2.	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2003 for the Year ended December 31, 2002. (Part III)

FORM 10-K INDEX

PART I

Killbuck Bancshares, Inc. (the “Company”) may from time to time make written or oral “forward-looking statements”, including statements contained in the Company’s filings with the securities and exchange commission (including this annual report on Form 10-K and the exhibits thereto), in its report to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the private securities litigation reform act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company’s control).  The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and savings habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive.  The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.   Business

Killbuck Bancshares, Inc. (the “Company”) was incorporated under the laws of the State of Ohio on November 29, 1991 at the direction of management of the Killbuck Savings Bank Company (the “Bank,”) for the purpose of becoming a bank holding company by acquiring all of the outstanding shares of the Bank.  In November, 1992, the Company became the sole shareholder of the Bank.  The Bank carries on business under the name “The Killbuck Savings Bank Company.”  The principal office of the Company is located at 165 N. Main Street, Killbuck, Ohio.  The Killbuck Savings Bank Company was established under the banking laws of the State of Ohio in November, 1900.

The Bank is headquartered in Killbuck, Ohio, which is located in the northeast portion of Ohio, in the County of Holmes.  Holmes County has a population of approximately 35,000.

The Bank provides a wide range of retail banking services to individuals and small to medium-sized businesses.  These services include various deposit products, business and personal loans, credit cards, residential mortgage loans, home equity loans, internet banking, bill payment, and other consumer oriented financial services including IRA accounts, safe deposit and night depository facilities.  The Bank also has automatic teller machines located at all locations providing 24 hour banking service to our customers.  The Bank belongs to STAR, a national ATM network with thousands of locations nationwide.  Neither the Company nor the Bank has any foreign operations, assets, investments or deposits.

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

The Company, through its subsidiary, The Killbuck Savings Bank Company, conducts the business of a commercial banking organization.  At December 31, 2002, the Company and its subsidiary had consolidated total assets of $283,174,395, and consolidated total equity of $34,203,659.  The capital of the Company consists of 1,000,000 authorized shares of capital stock, no par value of which 683,660 shares were outstanding at December 31, 2002 to 1,037 shareholders.

The Bank is a state banking Company.  The Bank is regulated by the Ohio Division of Financial Institutions (“ODFI”) and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent permitted by law and, as a subsidiary of the Company, is regulated by the Federal Reserve Board.

Employees

As of December 31, 2002, the Bank had 88 full-time and 34 part-time employees.  The Company had no employees.  The Bank provides a number of benefits for its full-time employees, including health and life insurance, pension, workers’ compensation, social security, paid vacations, and numerous bank services.  No employees are union participants or subject to a collective bargaining agreement.

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

There are six financial institutions operating in Holmes County.  As of June 30, 2002 (the most recent date for which information is available) the Bank had the largest market share with $204 million in total deposits as of such date, representing a market share of 43.49%.  The Commercial and Savings Bank, Millersburg had the second largest market share with deposits of $182 million as of such date, representing a market share of 38.81%.  The Bank had total assets as of December 31, 2002, of $283 million compared to Commercial and Savings Bank’s total assets of $305 million as of such date.

Certain Regulatory Considerations

The following is a summary of certain statutes and regulations affecting the Company and its subsidiary.  This summary is qualified in its entirety by such statutes and regulations.

The Company

The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, (“BHC Act”) and as such is subject to regulation by the Federal Reserve Board.  A bank holding company is required to file with the Federal Reserve Board quarterly reports and other information regarding its business operations and those of its subsidiaries.  A bank holding company and its subsidiary banks are also subject to examination by the Federal Reserve Board.

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

In addition, bank holding companies and their subsidiaries are prohibited from engaging in certain “tie in” arrangements in connection with any extensions of credit, leases, sales of property, or furnishing of services.

The Company Subsidiary

The Company operates a single bank, namely, The Killbuck Savings Bank Company.  As an Ohio state chartered commercial bank, the Bank is supervised and regulated by the ODFI, and subject to laws and regulations applicable to Ohio banks.

Capital

The Federal Reserve Board, ODFI, and FDIC require banks and holding companies to maintain minimum capital ratios.

The Federal Reserve Board adopted final “risk-adjusted” capital guidelines for bank holding companies.  The guidelines became fully implemented as of December 31, 1992.  The ODFI and FDIC have adopted substantially similar risk-based capital guidelines.  These ratios involve a mathematical process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the Company’s capital base.  The rules set the minimum guidelines for the ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) at 8%.  At least half of the total capital is to be composed of common equity, retained earnings, and a limited amount of perpetual preferred stock less certain goodwill items (“Tier 1 Capital”).  The remainder may consist of a limited amount of subordinated debt, other preferred stock, or a limited amount of loan loss reserves.

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

At December 31, 2002, the Company’s respective total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory requirements.  See Note 16 in the audited consolidated financial statements included in the Annual Report and incorporated herein by reference in the report as Exhibit 13.

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

Financial Services Modernization Act of 1999

Under the Gramm-Leach-Bliley Act (better known as the Financial Services Modernization Act of 1999), bank holding companies can become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.  A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act by filing a declaration that the bank holding company wishes to become a financial holding company.  No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

The Financial Services Modernization Act defines “financial in nature” to include”

•	securities underwriting, dealing and market making;
•	sponsoring mutual funds and investment companies;
•	insurance underwriting and agency;
•	merchant bank activities
•	and activities that the Federal Reserve Board has determined to be closely relating to banking.

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

Deposit Insurance

The Federal Deposit Insurance Company Improvement Act of 1991 (“FDICIA”) requires federal bank regulatory authorities to take “prompt corrective action” with respect to banks that do not meet minimum capital requirements.  For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The amount each institution pays for FDIC deposit insurance coverage is determined in accordance with a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation.  Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered substantial supervisory concerns pay the highest premium.  Because the Bank is presently “well capitalized” it pays the minimum deposit insurance premiums.

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

Securities Laws and Compliance

As of June 30, 1998, the Company’s common stock was registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“1934 Act”).  This registration requires ongoing compliance with the 1934 Act and its periodic filing requirements as well as a wide range of Federal and State securities laws.  These requirements include, but are not limited to, the filing of annual, quarterly and other reports with the SEC, certain requirements as to the solicitation of proxies from shareholders as well as other proxy rules, and compliance with the reporting requirements and “short-swing” profit rules imposed by section 16 of the 1934 Act.

Item 2   Description of Property

Properties

The Company owns no real property but utilizes the main office of the Bank.  The Company’s and the Bank’s executive offices are located at 165 North Main Street, Killbuck, Ohio.  The Company pays no rent or other form of consideration for the use of this facility. All offices are owned by the Bank.  The Bank has five offices located in Holmes County (1), two in Knox County (2), and one in Tuscarawas County (3).  A new full service branch facility in Howard, Ohio (Knox County) opened in July 2001.  The Bank’s total investment in office property and equipment was $9.4 million with a net book value $5.2 million at December 31, 2002.  The offices are at the following locations.

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

PART II

Item 5   Market for Registrant’s Common Stock and Related Stockholder Matters

As of December 31, 2002, the Company had 1,037 shareholders of record, as calculated by excluding individual participants in securities positions listings, who collectively held 683,660 of the 1,000,000 authorized shares of the Company’s no par value stock.

There is no established public trading market for the Company’s common stock and the shares of the Company are not listed on any exchange.  Sale price information is based on information reported to the Company by individual buyers and sellers of the Company stock.  The following table summarizes the high and low prices and dividend information for 2002 and 2001.  Cash dividends are paid on a semi-annual basis.

Quarter Ended		High	Low	Cash Dividends Paid

2002	March 31	$92.54	$91.97	N/A
	June 30	93.00	93.00	.85
	September 30	93.00	93.00	N/A
	December 31	93.00	93.00	.90
2001	March 31	$94.86	$88.30	N/A
	June 30	90.19	88.92	.80
	September 30	92.43	90.35	N/A
	December 31	93.18	91.42	.80

The Company has paid regular semi-annual cash dividends since it became a bank holding company in 1992, and assuming the ability to do so, it is anticipated that the Company will continue to declare regular semi-annual cash dividends.

For information on dividends per share, net income per share and ratio of dividends to net income per share see the Selected Financial Data of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2002, included in this report as Exhibit 13 and is incorporated herein by reference.

The ability of the Company to pay dividends will depend on the earnings of its subsidiary bank and its financial condition, as well as other factors such as market conditions, interest rates and regulatory requirements.  Therefore, no assurances may be given as to the continuation of the Company’s ability to pay dividends or maintain its present level of earnings.  For a discussion on subsidiary dividends see Note 15 to the audited Consolidated Financial Statements of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2002, included in this report as Exhibit 13 and is incorporated herein by reference.

The common stock of the Company is not subject to any redemption provisions or restrictions on alienability.  The common stock is entitled to share pro rata in dividends and in distributions in the event of dissolution or liquidation.  There are no options, warrants, privileges or other rights with respect to Company stock at the present time, nor are any such rights proposed to be issued.

Item 6   Selected Financial Data

Selected Financial Data of the annual report to shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2002, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2002, included in this report as Exhibit 13, is incorporated herein by reference.  Additional statistical information noted below is provided pursuant to SEC’s Industry Guide 3, Statistical Disclosure by Bank Holding Companies.

Investment Portfolio

          Book Value of Investments

                    Book values of investment securities at December 31 are as follows (in thousands):

	2002	2001	2000

Securities available for sale:
Obligations of U.S. Government Agencies and Corporations	$39,048	$51,420	$46,157

Total available for sale	39,048	51,420	46,157

Securities held to maturity:
Obligations of States and Political subdivisions	40,591	38,305	34,514
Corporate securities	987	1,498	1,616

Total held to maturity	41,578	39,803	36,130

Total	$80,626	$91,223	$82,287

MATURITY SCHEDULE OF INVESTMENTS

The following table presents the investment portfolio, the weighted average yield and maturities at December 31, 2002 (dollars in thousands):

	Within three months		After three months but Within one year		After one year but Within five years		After five but Within ten years		After 10 years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total

Available for Sale (1)
Obligations of U.S. Government Agencies and Corporations	$500	6.04%	$2,575	4.74%	$32,429	4.27%	$2,680	5.23%	$864	5.41%	$39,048

Total	$500	6.04%	$2,575	4.74%	$32,429	4.27%	$2,680	5.23%	$864	5.41%	$39,048

Held to Maturity
Obligations of States and Political subdivisions (2)	$510	4.43%	$4,340	3.96%	$13,422	4.60%	$17,334	4.61%	$4,985	4.37%	$40,591
Corporate bonds	—	—	—	—	987	5.85%	—		—	—	987

Total	$510	4.43%	$4,340	3.96%	$14,409	4.69%	$17,334	4.61%	$4,985	4.37%	$41,578

(1)	The weighted average yield has been computed using the historical amortized cost for available for sale securities.
(2)	Weighted average yields on nontaxable obligations have been computed based on actual yield stated on the security.

Excluding holdings of U.S. Treasury and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the Bank’s shareholder equity at December 31, 2002.

TYPES OF LOANS

The following table presents the composition of the loan portfolio and the percentage of loans by type as follows (dollars in thousands):

	December 31,

	2002		2001		2000		1999		1998

	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Real estate-residential	$73,143	41.8%	$55,812	36.7%	$53,529	35.3%	$48,960	34.0%	$49,226	35.7%
Real estate-farm	9,108	5.2	3,377	2.2	3,945	2.6	4,380	3.0	4,376	3.2
Real estate-commercial	35,005	20.0	24,117	15.9	23,063	15.2	23,718	16.5	22,713	16.4
Real estate-construction	11,812	6.7	2,937	1.9	2,044	1.3	1,397	1.0	1,238.9
Commercial and other	35,160	20.1	37,205	24.4	38,355	25.3	37,767	26.3	37,753	27.4
Consumer and credit card	10,929	6.2	28,710	18.9	30,864	20.3	27,555	19.2	22,585	16.4

	$175,157	100.0%	$152,158	100.0%	$151,800	100.0%	$143,777	100.0%	$137,891	100.0%

The largest category of loans comprising the Bank’s loan portfolio is residential real estate loans.  These loans are primarily single-family residential real estate loans secured by a first mortgage on the dwelling.  The risks associated with these loans are primarily the risk of default in repayment and inadequate collateral.  The second largest loan segment of the Bank’s loan portfolio is the commercial and other category.  The loans comprising this category represent loans to business interest located primarily within the Bank’s defined market areas, with no significant industry concentration.  Commercial loans include both secured and unsecured loans.  The risks associated with these loans are principally the risk in default of the repayment of principal resulting from economic problems of the commercial customer, economic downturn effecting the market in general and in the case of secured loans, inadequate collateral.  Real estate commercial loans represent the next largest category and include development loans as well as investment commercial real estate loans.  These loans have risks, which include the risk of default in the repayment of principal and inadequate collateral as well as the risk of cash flow interruption due to, in the case of rental real estate, the inability to obtain or collect adequate rental rates.

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATE

The following table presents maturity distribution and interest rate sensitivity of real estate – commercial, real estate - construction and commercial and other loans at December 31, 2002 (dollars in thousands):

	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total

Real estate – commercial	$28,950	$5,875	$180	$35,005
Real estate – construction	9,613	622	1,577	11,812
Commercial and other	29,077	5,734	349	35,160

	$67,640	$12,231	$2,106	$81,977

Fixed interest rates	$7,585	$11,076	$2,106	$20,767
Variable interest rates	60,055	1,155	—	61,210

	$67,640	$12,231	$2,106	$81,977

RISK ELEMENTS

Loans are subject to ongoing periodic monitoring by management and the board of directors.  A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal.  At the time the accrual of interest is discontinued, future income is recognized only when cash is received.  Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.  At December 31, 2002 all of the non-accrual loans are comprised of three loans.  One is a consumer loan for $2,000, which is unsecured. One is a mortgage loan for $20,000, which is secured by a 1 – 4 family mortgage. The remaining loan is for $127,000 secured by commercial real estate. The following table presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, renegotiated loans, other real estate and repossessed assets at December 31, (dollars in thousands).

	December 31,

	2002	2001	2000	1999	1998

Loans on nonaccrual basis	$149	$144	$298	$287	$21
Loans past due 90 days or more	—	125	340	312	155
Renegotiated loans	—	—	—	—	—

Total nonperforming loans	149	269	638	599	176
Other real estate	—	—	—	—	73
Repossessed assets	—	—	—	—	—

Total nonperforming assets	$149	$269	$638	$599	$249

Nonperforming loans as a percent of total loans	.08%	.18%	.42%	.42%	.13%

Nonperforming loans as a percent of total assets	.05%	.10%	.24%	.25%	.08%

Nonperforming assets as a percent of total assets	.05%	.10%	.24%	.25%	.11%

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $13,000 and the amount of interest income that was recognized was $-0- for the year ended December 31, 2002.

There are no loans as of December 31, 2002, other than those disclosed above, where known information about the borrower caused management to have serious doubts about the borrower’s ability to comply with their contractual repayment obligations.  There are no concentrations of loans to borrowers engaged in similar activities, which exceed 10% of total loans that management is aware of.  Based upon the ongoing quarterly review and assessment of credit quality, management is not aware of any trends or uncertainties related to any accounts which might have a material adverse effect on future earnings, liquidity or capital resources.

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

	Year Ended December 31,

	2002	2001	2000	1999	1998

Allowance for loan losses at beginning of year	$2,261	$2,359	$1,887	$1,851	$1,745
Provision charged to expense	210	262	540	240	183
Charge-offs:
Real estate-residential	18	—	—	—	1
Real estate-farm	—	—	—	—	—
Real estate-commercial	—	—	—	—	—
Real estate-construction	—	—	—	—	—
Commercial and other	43	122	42	171	35
Consumer and credit card	262	364	207	113	181

Total charge-offs	323	486	249	284	217

Recoveries:
Real estate-residential	—	—	—	—	—
Real estate-farm	—	—	—	—	—
Real estate-commercial	—	—	—	—	—
Real estate-construction	—	—	—	—	—
Commercial and other	14	21	112	13	7
Consumer and credit card	164	105	69	67	40

Total recoveries	178	126	181	80	47

Net charge-offs	145	360	68	204	170
Business acquisition	—	—	—	—	93

Allowance for loan losses at end of period	$2,326	$2,261	$2,359	$1,887	$1,851

Total loans outstanding	$175,157	$152,158	$151,800	$143,777	$137,891

Average loans outstanding	$162,413	$153,488	$147,224	$140,202	$127,214

Allowance for loan losses as a percent of total loans	1.33%	1.49%	1.55%	1.31%	1.34%
Net charge-offs as a percent of average loans	.09%	.24%	.05%	.15%	.13%

The Bank reviews the adequacy of its allowance for loan losses on a quarterly basis.  In determining the adequacy of its allowance account the Bank makes general allocations based upon loan categories, nonaccrual, past due and classified loans.  After general allocations, the Bank makes specific allocations for individual credits.  The Bank has determined that the reserve is adequate as of December 31, 2002, based upon its analysis and experience.  However, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses.

The following table presents management’s estimate of the allocation of the allowance for loan losses among the loan categories, although the entire allowance balance is available to absorb any actual charge-offs that may occur, along with the percentage of loans in each category to total loans for the years ended December 31 (dollars in thousands):

	2002		2001		2000		1999		1998

	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans

Real estate – residential	$338	41.8%	$254	36.7%	$450	35.3%	$412	34.0%	$467	35.7%
Real estate – farm	60	5.2	74	2.2	23	2.6	21	3.0	28	3.2
Real estate – commercial	376	20.0	373	15.9	350	15.2	321	16.5	257	16.4
Real estate – construction	—	6.7	—	1.9	11	1.3	10	1.0	11.9
Commercial and other loans	967	20.1	964	24.4	705	25.3	646	26.3	762	27.4
Consumer and credit loans	585	6.2	596	18.9	820	20.3	477	19.2	326	16.4

	$2,326	100.0%	$2,261	100.0%	$2,359	100.0%	$1,887	100.0%	$1,851	100.0%

Item 7A   Quantitative and Qualitative Disclosures About Market Risk

The Bank’s primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk.  Because of the nature of the Bank’s operations, the Bank is not subject to currency exchange or commodity price risk and, since the Bank has no trading portfolio, it is not subject to trading risk.  The Bank’s loan portfolio, concentrated primarily within the surrounding market area, is subject to risks associated with the local economy.  Since all of the interest earning assets and interest bearing liabilities are located at the Bank, all of the interest rate risk lies at the Bank level.  As a result, all significant interest rate risk management procedures are performed at the Bank level.

The Bank actively manages interest rate sensitivity and asset/liability products through an asset/liability management committee.  The principle purposes of asset-liability management are to maximize current net interest income while minimizing the risk to future earnings of negative fluctuations in net interest margin and to insure adequate liquidity exists to meet operational needs.

In an effort to reduce interest rate risk and protect itself from the negative effects or rapid or prolonged changes in interest rates, the Bank has instituted certain asset and liability management measures, including underwriting long-term fixed rate loans that are saleable in the secondary market, offering longer term deposit products and diversifying the loan portfolio into shorter term consumer and commercial business loans.  In addition, since the mid-1980’s, the Bank has originated adjustable-rate loans and as of December 31, 2002, they comprised approximately 74.2% of the total loan portfolio.

One of the principal functions of the Company’s asset/liability management program is to monitor the level to which the balance sheet is subject to interest rate risk.  The goal of this program is to manage the relationship between interest-earning assets and interest-bearing liabilities to minimize the fluctuations in the net interest spread and achieve consistent growth in net interest income during periods of changing interest rates.

Interest rate sensitivity is measured as the difference between the volume of assets and liabilities that are subject to repricing in a future period of time.  These differences are known as interest sensitivity gaps.  The Bank utilizes gap management as the primary means of measuring interest rate risk.  Gap analysis identifies and quantifies the Bank’s exposure or vulnerability to changes in interest rates in relationship to the Bank’s interest rate sensitivity position.  A rate sensitive asset or liability is one, which is capable of being repriced (i.e., the interest rate can be adjusted or principal can be reinvested) within a specified period of time.  Subtracting total rate sensitive liabilities (RSL) from total rate sensitive assets (RSA) within specified time horizons nets the Bank’s gap positions.  These gaps reflect the Bank’s exposure to changes in market interest rates, as discussed below.

Because many of the Bank’s deposit liabilities are capable of being immediately repriced, the Bank offers variable rate loan products in order to help maintain a proper balance in its ability to reprice various interest bearing assets and liabilities.  Furthermore, the Bank’s deposit rates are not tied to an external index.  As a result, although changing market interest rates impact repricing, the Bank has retained much of its control over repricing.

The Bank conducts the rate sensitivity analysis through the use of a simulation model which also monitors earnings at risk by projecting earnings of the Bank based upon an economic forecast of the most likely interest rate movement.  The model also calculates earnings of the Bank based upon what are estimated to be the largest foreseeable rate increase and the largest foreseeable rate decrease.  Such analysis translates interest rate movements and the Bank’s rate sensitivity position into dollar amounts by which earnings may fluctuate as a result of rate changes.  A 2% immediate increase in interest rates would increase earnings by 12.10% and a 2% immediate decrease in interest rates would decrease earnings by 11.99%.

The data included in the table that follows indicates that the Bank is asset sensitive within one year.  Generally, an asset sensitive gap could negatively affect net interest income in an environment of decreasing interest rates as a greater amount of interest bearing assets could be repricing at lower rates. During times of rising interest rates, an asset sensitive gap could positively affect net interest income as rates would be increased on a larger volume of assets as compared to deposits.  As a result, interest income would increase more rapidly than interest expense.  A liability sensitive gap indicates that declining interest rates could positively affect net interest income as expense of liabilities would decrease more rapidly than interest income would decline.  Conversely, rising rates could negatively affect net interest income as income from assets would increase less rapidly than deposit costs.  Although rate sensitivity analysis enables the Bank to minimize interest rate risk, the magnitude of rate increases or decreases on assets versus liabilities may not correlate directly.  As a result, fluctuations in interest spreads can occur even when repricing capabilities are perfectly matched.

It is the policy of the Bank to generally maintain a gap ratio within a range that is plus 20 percent to minus 10 percent of total assets for the time horizon of one year.  When Management believes that interest rates will increase it can take actions to increase the RSA/RSL ratios.  When Management believes interest rates will decline, it can take actions to decrease the RSA/RSL ratio.

During 2002, in order to adjust its interest rate sensitivity, the Bank’s focus was on spreading out the maturities of time deposits within the one-year time frame while continuing to make variable rate loans.  The above strategy was implemented to better position the Bank for rate changes in either direction.  The Bank’s asset/liability management focus for 2003 will include improving the Bank’s rate sensitivity gap.  As noted above, at December 31, 2002 the Bank was asset sensitive, however, the cumulative rate sensitivity gap was such that the Bank’s earnings and capital should not be materially affected by the repricing of assets and liabilities due to increases or decreases in interest rates in 2003.

Changes in market interest rates can also affect the Bank’s liquidity position through the impact rate changes may have on the market value of the Bank’s investment portfolio.  Rapid increases in market rates can negatively impact the market values of investment securities.  As securities values decline it becomes more difficult to sell investments to meet liquidity demands without incurring a loss.  The Bank can address this by increasing liquid funds, which may be utilized to meet unexpected liquidity needs when a decline occurs in the value of securities.

The following table presents the Bank’s interest rate sensitivity gap position as of December 31, 2002 (dollars in thousands):

INTEREST RATE SENSITIVITY GAPS
(IN THOUSANDS)

	2003	2004	2005	2006	2007	Thereafter	Total

Interest-earnings assets:
Loans:
Fixed	$17,522	$6,841	$8,478	$2,643	$1,468	$8,306	$45,258
Variable	128,103	1,077	719	—	—	—	129,899
Securities:
Fixed	7,925	6,565	16,504	15,472	8,297	25,863	80,626
Variable	—	—	—	—	—	—	—
Other interest-earning assets	12,720	—	—	—	—	—	12,720

Total interest-earning assets	166,270	14,483	25,701	18,115	9,765	34,169	268,503

Interest-bearing liabilities:
Demand and savings deposits	26,580	26,580	26,580	26,581	—	—	106,321
Time deposits:
Fixed	92,270	11,018	3,629	1,614	6,801	7	115,339
Variable	1,157	131	—	—	—	—	1,288
Short-term borrowings	4,930	—	—	—	—	—	4,930
FHLB advances	581	526	478	435	398	1,850	4,268

Total interest-bearing liabilities	125,518	38,255	30,687	28,630	7,199	1,857	232,146

Interest rate sensitivity gap	40,752	(23,772)	(4,986)	(10,515)	2,566	32,312

Cumulative rate sensitivity gap	$40,752	$16,980	$11,994	$1,479	$4,045	$36,357

Cumulative interest rate sensitivity gap as a percent of interest earning assets	15.18%	6.32%	4.47%	0.55%	1.51%	13.54%

Item 8   Financial Statements and Supplementary Data

The report of independent auditors and consolidated financial statements included in the Annual Report to shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2002, included in this report as Exhibit 13, are incorporated herein by reference.

Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Part III

Item 10   Directors and Executive Officers of Registrant

The following table lists the Executive Officers of the Company and its subsidiary, Killbuck Savings Bank Company, and certain other information with respect to each individual, as of December 31, 2002.  The information required by this item with respect to Directors and other executive officers of the Company and its subsidiary, Killbuck Savings Bank Company, is incorporated herein by reference to the information under the heading “Election of Directors and Information with Respect to Directors and Officers” in the Proxy Statement of the Company.  The information required regarding disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the information under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement of the Company.

Name	Age	All Positions with Company and Bank

Luther E. Proper	54	President and CEO of the Company and the Bank since 1990. Vice-chairman of the Board of Directors of both the Company and the Bank since 2001.
Craig A. Lawhead	45	Vice president and treasurer of Company since 1992; Executive vice president of bank since 1990.
Diane S. Knowles	40	Vice president and secretary of Company since July, 2000; Senior vice president and Chief Financial Officer of Bank since June, 2000.

Item 11   Executive Compensation

Information required by this item is incorporated herein by reference to the information under the heading “Executive Compensation and Other Information” in the Proxy Statement of the Company.

Item 12   Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated herein by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement of the Company.

“The Company currently has no equity compensation plans or arrangements, such as stock option or restricted stock arrangements, pursuant to which equity securities of the Company are authorized for issuance.”

Item 13   Certain Relationships and Related Transactions

Information required by this item is incorporated herein by reference to the information under the heading “Certain Relationships and Related Transactions” in the Proxy Statement of the Company and in Note 4 of the Notes to Consolidated Financial statements included in the Annual Report to Shareholders for the year ended December 31, 2002, included in this report as Exhibit 13, and incorporated herein by reference.

Item 14   Controls and Procedures

Within 90 days prior to the date of this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the control and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchanges Commission’s rules and forms.

Part IV

Item 15   Exhibits, Financial Statement Schedules and Reports on Form 8

Financial Statements and Schedules

The following consolidated financial statements of Killbuck Bancshares, Inc. and subsidiary, included in the Annual Report to Shareholders for the year ended December 31, 2002, are incorporated by reference in item 8:

Report of Independent Auditors’
Consolidated Balance Sheet at December 31, 2002 and 2001
Consolidated Statement of Income for the Years ended December 31, 2002, 2001 and 2000
Consolidated Statement of Changes in Shareholders’ Equity for the Years ended December 31, 2002, 2001 and 2000
Consolidated Statement of Cash Flows for the Years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

Schedules are omitted because they are inapplicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 2002.

          Exhibits

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit Number	Description

3(i)	Certificate and Articles of Incorporation of Killbuck Bancshares, Inc.*
3(ii)	Code of regulations of Killbuck Bancshares, Inc.*
10.1	Employment Agreement
10.2	Employment Agreement
10.3	Employment Agreement
12	Statement regarding computation of ratios.
13	Portions of the 2002 Annual Report to Shareholders
21	Subsidiary of the Holding Company.*
99	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Okley Act of 2002.

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

Signatures	Description	Date

/s/ LUTHER E. PROPER	President, Chief Executive Officer and Director	March 24, 2003

Luther E. Proper

/s/ JOHN W. BAKER	Director	March 24, 2003

John W. Baker

/s/ TED BRATTON	Director	March 24, 2003

Ted Bratton

/s/ RICHARD L. FOWLER	Director	March 24, 2003

Richard L. Fowler

/s/ ALLAN R. MAST	Director	March 24, 2003

Allan R. Mast

/s/ MAX A. MILLER	Director	March 24, 2003

Max A. Miller

/s/ DEAN J. MULLET	Director	March 24, 2003

Dean J. Mullet

/s/ KENNETH E. TAYLOR	Director	March 24, 2003

Kenneth E. Taylor

/s/ MICHAEL S. YODER	Director	March 24, 2003

Michael S. Yoder

/s/ DIANE S. KNOWLES	Chief Financial and Chief Accounting Officer	March 24, 2003

Diane S. Knowles

SECTION 302 CERTIFICATION

I, Luther Proper, Chief Executive Officer, of Killbuck Bancshares, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Killbuck Bancshares, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

	(c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 24, 2003	/s/ LUTHER E. PROPER

Signature/Title

SECTION 302 CERTIFICATION

I, Diane Knowles, Chief Financial Officer, of Killbuck Bancshares, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Killbuck Bancshares, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

	c.	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect he registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 24, 2003	/s/ DIANE KNOWLES

Signature/Title