Form 10-Q
period 2003-03-31
KILLBUCK BANCSHARES INC
filed 2003-05-15
CIK 1060455

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-24147

KILLBUCK BANCSHARES, INC.
(Exact name of registrant as specified in its Charter)

OHIO	34-1700284

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

165 N. Main Street, Killbuck, OH 44637

(Address of principal executive offices and zip code)

(330) 276-2771

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant, calculated by reference to the stock valuation done on Killbuck Bancshares, Inc. common stock as of December 31, 2002 was $61,536,891 and was $62,544,200 as of March 31, 2003 (Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose):

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

          Class:  Common Stock, no par value
          Outstanding at April 30, 2003:  677,026

KILLBUCK BANCSHARES, INC.
Index

Killbuck Bancshares, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2003	December 31, 2002

ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$7,870,670	$8,007,448
Federal funds sold	11,500,000	12,300,000

Total cash and cash equivalents	19,370,670	20,307,448

Investment securities:
Securities available for sale	35,866,869	39,048,024
Securities held to maturity (market value of $44,324,480 and $44,201,169)	41,773,821	41,578,062

Total investment securities	77,640,690	80,626,086

Loans (net of allowance for loan losses of $2,444,187 and $2,325,560)	175,289,163	172,482,506
Loans held for sale	632,950	419,750
Premises and equipment, net	5,099,486	5,203,954
Accrued interest receivable	1,704,631	1,134,183
Goodwill, net	1,329,249	1,329,249
Other assets	1,876,842	1,671,219

Total assets	$282,943,681	$283,174,395

LIABILITIES
Deposits:
Noninterest bearing demand	$35,116,617	$35,745,364
Interest bearing demand	32,538,983	31,755,668
Money market	16,636,039	16,090,756
Savings	41,756,466	38,819,993
Time	113,673,527	116,626,850

Total deposits	239,721,632	239,038,631
Federal Home Loan Bank advances	4,044,204	4,267,666
Short-term borrowings	3,835,000	4,929,993
Accrued interest and other liabilities	814,127	734,446

Total liabilities	248,414,963	248,970,736

SHAREHOLDERS’ EQUITY
Common stock – No par value: 1,000,000 shares authorized, 718,431 issued	8,846,670	8,846,670
Retained earnings	28,214,493	27,462,762
Accumulated other comprehensive income	401,547	534,990
Treasury stock, at cost (41,405 and 34,771 shares)	(2,933,992)	(2,640,763)

Total shareholders’ equity	34,528,718	34,203,659

Total liabilities and shareholders’ equity	$282,943,681	$283,174,395

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended March 31,

	2003	2002

INTEREST INCOME
Interest and fees on loans	$2,737,444	$2,931,542
Federal funds sold	35,196	61,444
Investment securities:
Taxable	410,666	737,809
Exempt from federal income tax	453,497	444,548

Total interest income	3,652,803	4,175,343

INTEREST EXPENSE
Deposits	1,053,291	1,587,926
Federal Home Loan Bank advances	69,546	86,023
Short term borrowings	1,442	1,329

Total interest expense	1,124,279	1,675,278

NET INTEREST INCOME	2,528,524	2,500,065
Provision for loan losses	105,000	45,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,423,524	2,455,065

OTHER INCOME
Service charges on deposit accounts	148,733	142,128
Gain on sale of loans, net	60,608	21,410
Other income	35,485	26,770

Total other income	244,826	190,308

OTHER EXPENSE
Salaries and employee benefits	880,167	787,459
Occupancy and equipment expense	273,323	244,395
Professional fees	70,889	74,165
Franchise tax	104,262	98,026
Other expenses	391,571	385,302

Total other expense	1,720,212	1,589,347

INCOME BEFORE INCOME TAXES	948,138	1,056,026
Income taxes	196,407	253,562

NET INCOME	$751,731	$802,464

Earning per common share	$1.10	$1.16

Weighted Average shares outstanding	682,158	691,251

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2003

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income

Balance, December 31, 2002	$8,846,670	$27,462,762	$534,990	$(2,640,763)	$34,203,659
Net income		751,731			751,731	$751,731
Purchase of Treasury stock				(293,229)	(293,229)
Other comprehensive income:
Net unrealized loss on securities, net of tax			(133,443)		(133,443)	(133,443)

Comprehensive income						$618,288

Balance, March 31, 2003	$8,846,670	$28,214,493	$401,547	$(2,933,992)	$34,528,718

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,

	2003	2002

OPERATING ACTIVITIES
Net income	$751,731	$802,464
Adjustments to reconcile net income to net cash provided by
Operating activities:
Provision for loan losses	105,000	45,000
Gain on sale of loans	(60,608)	(21,410)
Provision for depreciation and amortization	125,578	159,729
Origination of loans held for sale	(6,794,700)	(4,061,013)
Proceeds from the sale of loans	6,642,108	4,508,123
Federal Home Loan Bank stock dividend	(12,300)	(14,300)
Net change in:
Accrued interest and other assets	(695,027)	(711,886)
Accrued expenses and other liabilities	79,681	35,781

Net cash provided by operating activities	141,463	742,488

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	7,046,342	3,998,931
Purchases	(4,053,415)	(6,975,695)
Investment securities held to maturity:
Proceeds from maturities and repayments	926,679	184,338
Purchases	(1,134,673)	(1,099,132)
Net increase in loans	(2,911,657)	(4,235,455)
Purchase of premises and equipment	(22,834)	(91,551)

Net cash used in investing activities	(149,558)	(8,218,564)

FINANCING ACTIVITIES
Net increase in demand, money market and savings deposits	3,636,324	4,578,513
Net decrease in time deposits	(2,953,323)	(3,667,591)
Repayment of Federal Home Loan Bank advances	(223,462)	(251,838)
Net decrease in short term borrowings	(1,094,993)	(480,000)
Purchase of Treasury stock	(293,229)	(316,972)

Net cash used in financing activities	(928,683)	(137,888)

Net decrease in cash and cash equivalents	(936,778)	(7,613,964)
Cash and cash equivalents at beginning of period	20,307,448	30,268,070

Cash and cash equivalents at end of period	$19,370,670	$22,654,106

Supplemental Disclosures of Cash Flows Information
Cash Paid During the Period For:
Interest on deposits and borrowings	$1,156,601	$1,739,792

Income taxes	$—	$—

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Killbuck Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary Killbuck Savings Bank Company (the “Bank”).  All significant intercompany balances and transactions have been eliminated in the consolidation.

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

These statements should be read in conjunction with the consolidated statements of and for the year ended December 31, 2002 and related notes which are included on the Form 10-K (file no. 000-24147)

NOTE 2 – EARNINGS PER SHARE

The Company currently maintains a simple capital structure; therefore, there are no dilutive effects on earnings per share.  As such, earnings per share are calculated using the weighted number of shares for the period.

NOTE 3 – COMPREHENSIVE INCOME

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements.  Comprehensive income is comprised of the following:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Net income	$751,731	$802,464
Other comprehensive income:
Net unrealized gain on securities	(202,187)	(548,530)
Tax effect	68,744	186,500

Total comprehensive income	$618,288	$440,434

NOTE 4 – NEW ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount.  The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations.  The adoption of this statement, which was effective January 1, 2003, did not have a material effect on the Company’s financial position or results of operations.

In April 2002, the FASB issued FAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. This statement also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice.  The provisions of this statement related to the rescission of FAS No. 4 shall be applied in fiscal years beginning after May 15, 2002.  Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified.  Early adoption of the provisions of this statement related to FAS No. 13 shall be effective for transactions occurring after May 15, 2002.  All other provisions of this statement shall be effective for financial statements issued on or after May 15, 2002.   The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).  The new statement is effective for exit or disposal activities initiated after December 31, 2002.  The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation.  FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards.  This contributed to a “ramp-up” effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results.  To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect.  FAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies—regardless of the accounting method used—by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements.  In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  The adoption of this statement did not have a material effect on the Company’s financial statements.

In April, 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133.  The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133.

NOTE 4 – NEW ACCOUNTING STANDARDS (Continued)

In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.   This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively.  The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.

In November, 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.  This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.  The objective of the initial measurement of that liability is the fair value of the guarantee at its inception.  The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of this interpretation did not have a material effect on the Company’s financial position or results of operations.

In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity.  The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities.  Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The adoption of this interpretation has not and is not expected to have a material effect on the Company’s financial position or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements.  When used in this discussion, the words “believes”, “anticipates”, “contemplates”, “expects”, and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.  Those risks and uncertainties include changes in interest rates, risks associated with the ability to control costs and expenses, and general economic conditions.  Killbuck Bancshares, Inc. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Killbuck Savings Bank Company.  As a result, references to the Company generally refer to the Bank unless the context indicates otherwise.

Financial Condition

Total assets at March 31, 2003 were $282,944,000 compared to $283,174,000 at December 31, 2002.

Cash and cash equivalents decreased by $936,778 or 4.6% from December 31, 2002, to March 31, 2003, with federal funds sold decreasing $800,000.  This decrease improved the Bank’s net interest margin by investing in higher yielding assets at March 31, 2003.

Investment securities available for sale decreased by $3,181,000 or 8.2% from December 31, 2002, due to maturities, calls, and repayments.  Investments held to maturity increased $196,000 or .5%.

Net loans increased by $2,806,000 or 1.6% from December 31, 2002, to March 31, 2003.  An increase of $4,464,000 occurred in the real estate loan category, which is attributable primarily to residential and commercial lending activity.  Commercial and other loan balances decreased by $645,000 and consumer loan balances decreased by $894,000.

Total deposits at March 31, 2003 were $239,721,000 compared to $239,039,000 at December 31, 2002.  Time deposits decreased $2,953,000, demand accounts increased $155,000 and money market and savings accounts increased $3,482,000.  Management attributes these changes to maturing time deposits and the volatility of interest rates and consumer expectations of rising rates.

Federal Home Loan Bank advances and short-term borrowings decreased $224,000 and $1,095,000 respectively at March 31, 2003 from December 31, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Condition (Continued)

Shareholders’ Equity increased by $325,000 or 1.0%, which was mainly due to earnings of $752,000 for the first three months of 2003 decreased by a $133,000 unrealized loss on securities included in other comprehensive income and by the purchase of Treasury stock for $293,000. Treasury stock purchases are monitored against the Company’s Strategic Plan and the goals set forth in the plan.  The Treasury stock purchases have been within the Strategic Plan’s guidelines for the first three months of 2003.  Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines.  At March 31, 2003, the total capital ratio was 18.81%; the Tier I capital ratio was 17.58%, and the leverage ratio was 11.68%, compared to regulatory capital requirements of 8.00%, 4.00% and 4.00% respectively.  These ratios are well in excess of regulatory capital requirements.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2003 and 2002

Net income for the three-month period ended March 31, 2003, was $752,000, a decrease of $51,000 or 6.4% from the $803,000 reported at March 31, 2002.

Total interest income of $3,653,000 for the three-month period ended March 31, 2003, compares to $4,176,000 for the same period in 2002, a decrease of $523,000 or 12.5%.  The majority of the overall decrease in total interest income is attributed to a decrease in interest on taxable securities of approximately $327,000 or 62.5% of the overall decrease, which is due to a decline in the average balance.  The overall decrease in interest income resulted primarily from a decrease in the average rate on the underlying principle balances of interest earning assets.  See “Average Balance Sheet” for the three-month periods ended March 31, 2003 and March 31, 2002.

Total interest expense of $1,124,000 for the three-month period ending March 31, 2003, represents a decrease of $551,000 from the $1,675,000 reported for the same three-month period in 2002.  The decrease in interest expense resulted primarily from a decrease in the average yield on the underlying principle balances of interest bearing liabilities.  See “Average Balance Sheet” for the three-month periods ended March 31, 2003 and March 31, 2002.

Net interest income of $2,528,000 for the three months ended March 31, 2003, compares to $2,500,000 for the same three-month period in 2002, an increase of $28,000 or 1.1%.

Total other income for the three month period ended March 31, 2003, of $245,000 compares to $190,000 for the same three month period in 2002, an increase of $55,000 or 28.9%.  Gains on sale of loans increased $40,000 due to increased activity caused by declining fixed loan rates, and other income increased $8,000 due to an increase of $2,200 in alternative investment income, and an increase of  $5,100 in miscellaneous service charges.

Total other expense of $1,720,000 for the three months ended March 31, 2003, compares to $1,589,000 for the same three-month period in 2002.  This represents an increase of $131,000 or 8.2%.  Of the $131,000 approximately $92,000 was attributable to normal recurring employee cost increases for annual salary increases, staff additions and employee benefits; and approximately $29,000 was attributable to normal and recurring occupancy and equipment expenses.

Liquidity

Management monitors projected liquidity needs and determines the level desirable based in part on the Company’s commitments to make loans and management’s assessment of the Company’s ability to generate funds.

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

Cash and amounts due from depository institutions and federal funds sold totaled $19,371,000 at March 31, 2003.  These assets provide the primary source of liquidity for the Company.  In addition, management has designated a substantial portion of the investment portfolio, $35,867,000 as available for sale and has an available unused line of credit of $30,156,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at March 31, 2003.  As of March 31, 2003, the Company had commitments to fund loans of approximately $4,640,000 and unused lines of credit totaling $18,398,000.

Cash was provided during the three month period ended March 31, 2003, mainly from operating activities of $.1 million, the maturities and repayments of investment securities of $8.0 million, and net increase in deposits of $.7 million.  Cash was used during the three month period ended March 31, 2003, mainly to fund a net increase in loans of $2.9 million, and for the purchase of investment securities of   $5.2 million.  In addition $1.3 million was also used to reduce Federal Home Loan Bank advances and short-term borrowings during the first three months of 2003 and $.3 million was used to purchase Treasury Stock.  Cash and cash equivalents totaled $19.4 million at March 31, 2003, a decrease of $.9 million from $20.3 million at December 31, 2002.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at March 31, 2003, and December 31, 2002.  A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectibility of interest and principal.  At the time the accrual of interest is discontinued, future income is recognized only when cash is received.  Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

	March 31, 2003	December 31, 2002

	(dollars in thousands)
Loans on nonaccrual basis	$190	$149
Loans past due 90 days or more	25	—
Renegotiated loans	—	—

Total nonperforming loans	215	149
Other real estate	—	—
Repossessed assets	—	—

Total nonperforming assets	$215	$149
Nonperforming loans as a percent of total loans	0.12%	0.08%
Nonperforming loans as a percent of total assets	0.08%	0.05%
Nonperforming assets as a percent of total assets	0.08%	0.05%

Management monitors impaired loans on a continual basis.  As of March 2003, impaired loans had no material effect on the Company’s financial position or results from operations.

The allowance for loan losses at March 31, 2003, totaled $2,444,00 or 1.37% of total loans as compared to $2,326,000 or 1.33% at December 31, 2002.  Provisions for loan losses were $105,000 for the three months ended March 31, 2003 and $45,000 for the three months ended March 31, 2002.

The level of funding for the provision is a reflection of the overall loan portfolio.  Nonperforming loans consist of approximately $151,000 in commercial real estate, $20,000 in one to four family residential mortgages, and $44,000 in consumer loans.  The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion.

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

AVERAGE BALANCE SHEET

Average Balance Sheet for the Three-Month Period Ended March 31

The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.  Average balances are derived from month-end balances.  Management does not believe that the use of month-end balances instead of daily average balances      has caused any material differences in the information presented.

	March 31, 2003			March 31, 2002

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest Earnings Assets:
Loans (1)(2)(2)(3)	$177,031,179	$2,753,444	6.22%	$153,637,394	$2,931,542	7.63%
Securities-taxable (4)	36,651,948	395,763	4.32%	54,663,548	723,458	5.29%
Securities-nontaxable	40,512,306	453,497	4.48%	38,782,153	444,548	4.59%
Securities-equity (4)(5)	1,453,384	14,903	4.10%	1,404,187	14,351	4.09%
Federal funds sold	12,470,630	35,196	1.13%	15,829,665	61,444	1.55%

Total interest earnings assets	268,119,447	3,652,803	5.45%	264,316,947	4,175,343	6.32%

Noninterest earning assets
Cash and due from other institutions	7,919,803			8,707,142
Premises and equipment, net	5,165,298			5,141,013
Accrued interest	962,837			1,293,546
Other assets	2,251,958			2,227,291
Less allowance for loan losses	(2,375,520)			(2,289,296)

Total noninterest earnings assets	13,924,376			15,079,696

Total Assets	$282,043,823			$279,396,643

Liabilities and Shareholders Equity
Interest bearing liabilities:
Interest bearing demand	$31,185,451	$46,052	0.59%	$31,010,747	$80,937	1.04%
Money market accounts	17,501,027	51,264	1.17%	16,803,717	83,729	1.99%
Savings deposits	39,842,044	121,461	1.22%	33,998,484	142,712	1.68%
Time deposits	115,332,231	834,514	2.89%	122,679,882	1,280,548	4.18%
Short term borrowings	4,502,788	1,442	0.13%	4,147,976	1,329	0.13%
Federal Home Loan Advances	4,139,623	69,546	6.72%	5,086,921	86,023	6.76%

Total interest bearing liabilities	212,503,164	1,124,279	2.12%	213,727,727	1,675,278	3.14%

Noninterest bearing liabilities:
Demand deposits	34,099,117			31,482,387
Accrued expenses and other liabilities	1,603,449			1,573,270

Total noninterest bearing liabilities	35,702,566			33,055,657

Shareholder’s equity	33,838,093			32,613,259

Total Liabilities and Equity	$282,043,823			$279,396,643

Net interest income		$2,528,525			$2,500,065

Interest rate spread (6)			3.33%			3.18%

Net yield on interest earning assets (7)			3.77%			3.78%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $87,210 and $119,875 in 2003 and 2002, respectively.
(3)	Nonaccrual loans are include in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Three-Month Period Ended March 2003 Compared to 2002 Increase (Decrease) Due To

	Volume	Rate	Net

Interest income
Loans	$1,787	$(1,965)	$(178)
Securities-taxable	(953)	626	(327)
Securities-nontaxable	79	(71)	8
Securities-equities	2	(1)	1
Federal funds sold	(53)	26	(27)

Total interest earning Assets	862	(1,385)	(523)

Interest expense
Interest bearing demand	2	(37)	(35)
Money market accounts	14	(47)	(33)
Savings deposits	98	(120)	(22)
Time deposits	(307)	(138)	(445)
Short-term borrowing	—	—	—
Federal Home Loan Bank Advances	(64)	48	(16)

Total interest bearing Liabilities	(257)	(294)	(551)

Net change in net interest income	$1,119	$(1,091)	$28

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES
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

Interest rate sensitivity is the result of differences in the amounts and repricing dates of a bank’s rate sensitive assets and rate sensitive liabilities.  These differences, or interest rate repricing “gap” provide an indication of the extent that the Company’s net interest income is affected by future changes in interest rates.  During a period of rising interest rates, a positive gap, a position of more rate sensitive assets than rate sensitive liabilities, is desired.  During a falling interest rate environment, a negative gap is desired, that is, a position in which rate sensitive liabilities exceed rate sensitive assets.

At March 31, 2003, the Company had a cumulative positive gap of $70.5 million or 24.63% at the one-year horizon.  The gap analysis indicates that if interest rates were to rise 200 basis points (2.00%), the Company’s net interest income would improve at the one-year horizon because the Company’s rate sensitive assets would reprice faster than rate sensitive liabilities.  Conversely, if rates were to fall 200 basis points, the Company’s net interest income would decline.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates.  The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments.

The stimulation also calculates net interest income based upon rate increases or decrease of + or – 200 basis points (or 2.00%) in 100 basis point (or 1.00%) increments.  The analysis reprices the balance sheet and forecasts future cash flows over a one-year horizon at the net interest rate levels.  The cash flows are then totaled to calculate net interest income.  Assumptions are made for loan and investment pre-payment speeds and are incorporated into the simulation as well.  Loan and investment pre-payment speeds will increase as interest rates decrease and slow as interest rates rise.  The current analysis indicates that, given a 200 basis point overnight decrease in interest rates, the Company would experience a potential $449,000 or 14.76% decline in net interest income.  If rates were to increase 200 basis points, the analysis indicates that the Company’s net interest income would increase $453,000 or 14.90%.  It is important to note, however, that this exercise would be a worst-case scenario.  It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease.

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

Much of the Bank’s deposits have the ability to reprice immediately, however, deposit rates are not tied to an external index.  As a result, although changing market interest rates impact repricing, the Bank retains much of the control over repricing by determining itself the extent and timing of repricing deposit products.  In addition, the Bank maintains a significant portion of its investment portfolio as available for sale securities and also has a significant variable rate loan portfolio, which is used to offset rate sensitive liabilities.

Changes in market interest rates can also affect the Bank’s liquidity position through the impact rate change may have on the market value of the available for sale portion of the investment portfolio.  Increase in market rates can adversely impact the market values and therefore, make it more difficult for the Bank to sell available for sale securities needed for general liquidity purposes without incurring a loss on the sale.  This issue is addressed by the Bank with the use of borrowings from the Federal Home Loan Bank  (“FHLB”) and the selling of fixed rate mortgages as a source of liquidity to the Bank.

The Company’s liquidity plan allows for the use of long-term advances or short-term lines of credit with the FHLB as a source of funds.  Borrowing from FHLB not only provides a source of liquidity for the Company, but also serves as a tool to reduce interest risk as well.  The Company may structure borrowings from FHLB to match those of customers credit requests, and therefore, lock in interest rate spreads over the lives of the loans.

In addition to borrowing from the FHLB as a source for liquidity, the Company also participates in the secondary mortgage market.  Specifically, the Company sells fixed rate, residential real estate mortgages to the Federal Home Loan Mortgage Corporation (“Freddie Mac”).  The sales to Freddie Mac not only provide an opportunity for the Bank to remain competitive in the market place, by allowing it to offer a fixed rate mortgage product, but also provide an additional source of liquidity and an additional tool for management to limit interest rate risk exposure.  The Bank continues to service all loans sold to Freddie Mac.

Item 4 – CONTROLS AND PROCEDURES

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

Part II – OTHER INFORMATION

Item 1 -	Legal Proceedings

None

Item 2 -	Changes in the rights of the Company’s security holders

None

Item 3 -	Defaults by the Company on its senior securities

None

Item 4 -	Results of votes of security holders

None

Item 5 -	Other Information

None

Item 6 -	Exhibits and Reports on Form 8-K

	a)	The following exhibits are included in this report or incorporated herein by reference:
		3(i)	Articles of Incorporation of Killbuck Bancshares, Inc.*
		3(ii)	Code of Regulations of Killbuck Bancshares, Inc.*
		10.1	Employment Contract**
		10.2	Employment Contract**
		10.3	Employment Contract**
		21	Subsidiaries of Registrant*
		99.1	Independent Accountant’s Report
		99.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
		99.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	b)	No reports on Form 8-K were filed during the quarter of the period covered by this report.

*Incorporated by reference to an identically numbered exhibit to the Form 10 (file No. 0-24147) filed with SEC on April 30, 1998 and subsequently amended on July 8, 1998 and July 31, 1998.

**Incorporated by reference to an identically numbered exhibit to the Form 10K (file no. 000-24147) filled with the SEC on March 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

K ILLBUCK BANCSHARES, INC.

Date: May 13, 2003	By:	/s/ LUTHER E. PROPER

Luther E. Proper President and Chief Executive Officer

Date: May 13, 2003	By:	/s/ DIANE KNOWLES

Diane Knowles Chief Financial Officer

SECTION 302 CERTIFICATION

I, Luther Proper, Chief Executive Officer, of Killbuck Bancshares, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Killbuck Bancshares, Inc.;

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

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect he registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/s/ LUTHER E. PROPER

	Signature/Title	Luther E. Proper CEO

SECTION 302 CERTIFICATION

I, Diane Knowles, Chief Financial Officer, of Killbuck Bancshares, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Killbuck Bancshares, Inc.;

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

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/s/ DIANE S. KNOWLES

	Signature/Title	Diane Knowles CFO