Form 10-Q
period 2003-06-30
KILLBUCK BANCSHARES INC
filed 2003-08-14
CIK 1060455

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003

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

Yes  ☐     No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant, calculated by reference to the stock valuation done on Killbuck Bancshares, Inc. common stock as of December 31, 2002 was $61,536,891 and was $62,190,895 as of June 30, 2003 (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

            Class:  Common Stock, no par value
            Outstanding at July 31, 2003: 676,788

KILLBUCK BANCSHARES, INC.
Index

Killbuck Bancshares, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$8,357,775	$8,007,448
Federal funds sold	12,900,000	12,300,000

Total cash and cash equivalents	21,257,775	20,307,448

Investment securities:
Securities available for sale	29,008,619	39,048,024
Securities held to maturity (market value of $45,944,395 and $44,201,169)	42,480,302	41,578,062

Total investment securities	71,488,921	80,626,086

Loans (net of allowance for loan losses of $2,488,995 and $2,325,560)	181,615,267	172,482,506
Loans held for sale	514,400	419,750
Premises and equipment, net	5,064,366	5,203,954
Accrued interest receivable	1,064,274	1,134,183
Goodwill, net	1,329,249	1,329,249
Other assets	2,019,386	1,671,219

Total assets	$284,353,638	$283,174,395

LIABILITIES
Deposits:
Noninterest bearing demand	$37,250,895	$35,745,364
Interest bearing demand	32,693,434	31,755,668
Money market	18,219,611	16,090,756
Savings	40,872,412	38,819,993
Time	113,244,228	116,626,850

Total deposits	242,280,580	239,038,631
Federal Home Loan Bank advances	3,833,908	4,267,666
Short-term borrowings	3,170,000	4,929,993
Accrued interest and other liabilities	756,368	734,446

Total liabilities	250,040,856	248,970,736

SHAREHOLDERS’ EQUITY
Common stock – No par value: 1,000,000 shares authorized, 718,431 issued	8,846,670	8,846,670
Retained earnings	28,374,843	27,462,762
Accumulated other comprehensive income	378,566	534,990
Treasury stock, at cost (41,643 and 34,771 shares)	(3,287,297)	(2,640,763)

Total shareholders’ equity	34,312,782	34,203,659

Total liabilities and shareholders’ equity	$284,353,638	$283,174,395

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Six Months Ended June 30,

	2003	2002
INTEREST INCOME
Interest and fees on loans	$5,503,404	$5,784,539
Federal funds sold	62,172	111,317
Investment securities:
Taxable	783,021	1,429,132
Exempt from federal income tax	908,817	905,869

Total interest income	7,257,414	8,230,857

INTEREST EXPENSE
Deposits	2,031,193	3,025,635
Federal Home Loan Bank advances	135,943	168,607
Short term borrowings	2,575	2,476

Total interest expense	2,169,711	3,196,718

NET INTEREST INCOME	5,087,703	5,034,139
Provision for loan losses	210,000	90,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,877,703	4,944,139

OTHER INCOME
Service charges on deposit accounts	345,558	299,135
Gain on sale of loans, net	157,543	29,780
Other income	70,209	54,386

Total other income	573,310	383,301

OTHER EXPENSE
Salaries and employee benefits	1,876,393	1,683,029
Occupancy and equipment expense	522,312	475,744
Professional fees	131,346	142,577
Franchise tax	191,031	196,981
Other expenses	805,234	815,959

Total other expense	3,526,316	3,314,290

INCOME BEFORE INCOME TAXES	1,924,697	2,013,150
Income taxes	403,293	455,046

NET INCOME	$1,521,404	$1,558,104

Earning per common share	$2.24	$2.26

Weighted Average shares outstanding	679,624	689,912

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended June 30,

	2003	2002
INTEREST INCOME
Interest and fees on loans	$2,749,960	$2,852,996
Federal funds sold	26,976	49,873
Investment securities:
Taxable	372,355	691,323
Exempt from federal income tax	455,320	461,321

Total interest income	3,604,611	4,055,513

INTEREST EXPENSE
Deposits	977,902	1,437,709
Federal Home Loan Bank advances	66,397	82,583
Short term borrowings	1,133	1,146

Total interest expense	1,045,432	1,521,438

NET INTEREST INCOME	2,559,179	2,534,075
Provision for loan losses	105,000	45,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,454,179	2,489,075

OTHER INCOME
Service charges on deposit accounts	196,825	157,007
Gain on sale of loans, net	96,935	8,371
Other income	34,724	27,615

Total other income	328,484	192,993

OTHER EXPENSE
Salaries and employee benefits	996,226	895,570
Occupancy and equipment expense	248,989	231,349
Professional fees	60,457	68,412
Franchise tax	86,769	98,955
Other expenses	413,663	430,657

Total other expense	1,806,104	1,724,943

INCOME BEFORE INCOME TAXES	976,559	957,125
Income taxes	206,886	201,484

NET INCOME	$769,673	$755,641

Earning per common share	$1.14	$1.09

Weighted Average shares outstanding	677,089	691,251

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2003

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income
Balance, December 31, 2002	$8,846,670	$27,462,762	$534,990	$(2,640,763)	$34,203,659
Net income		1,521,404			1,521,404	$1,521,404
Purchase of Treasury stock				(646,534)	(646,534)
Other comprehensive income:
Net unrealized loss on securities			(156,424)		(156,424)	(156,424)

Comprehensive income						$1,364,980

Cash Dividends paid ($.90 per share)		(609,323)			(609,323)

Balance, June 30, 2003	$8,846,670	$28,374,843	$378,566	$(3,287,297)	$34,312,782

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,

	2003	2002
OPERATING ACTIVITIES
Net income	$1,521,404	$1,558,104
Adjustments to reconcile net income to net cash provided by
Operating activities:
Provision for loan losses	210,000	90,000
Gain on sale of loans	(157,543)	(29,780)
Provision for depreciation and amortization	284,660	290,502
Origination of loans held for sale	(13,484,042)	(6,096,613)
Proceeds from the sale of loans	13,546,935	6,287,442
Federal Home Loan Bank stock dividend	(23,100)	(33,958)
Net change in:
Accrued interest and other assets	(174,576)	(4,401)
Accrued expenses and other liabilities	21,923	(195,862)

Net cash provided by operating activities	1,745,661	1,865,434

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	16,866,126	16,033,150
Purchases	(7,054,142)	(7,987,046)
Investment securities held to maturity:
Proceeds from maturities and repayments	1,619,361	897,348
Purchases	(2,561,875)	(4,202,433)
Net increase in loans	(9,342,761)	(11,238,557)
Purchase of premises and equipment	(114,383)	(99,478)

Net cash used in investing activities	(587,674)	(6,597,016)

FINANCING ACTIVITIES
Net increase in demand, money market and savings deposits	6,624,571	7,700,780
Net decrease in time deposits	(3,382,622)	(8,583,412)
Repayment of Federal Home Loan Bank advances	(433,759)	(473,941)
Net decrease in short term borrowings	(1,759,993)	(950,000)
Purchase of Treasury stock	(646,534)	(591,415)
Dividends paid	(609,323)	(584,627)

Net cash used in financing activities	(207,660)	(3,482,615)

Net increase (decrease) in cash and cash equivalents	950,327	(8,214,197)
Cash and cash equivalents at beginning of period	20,307,448	30,268,070

Cash and cash equivalents at end of period	$21,257,775	$22,053,873

Supplemental Disclosures of Cash Flows Information
Cash Paid During the Period For:
Interest on deposits and borrowings	$2,212,698	$3,291,580

Income taxes	$440,517	$480,358

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

NOTE 3 – COMPREHENSIVE INCOME

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is comprised of the following:

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Net income	$1,521,404	$1,558,104
Other comprehensive income:
Net unrealized (loss) gain on securities	(237,006)	3,181
Tax effect	80,582	(1,082)

Total comprehensive income	$1,364,980	$1,560,203

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
Net income	$769,673	$755,641
Other comprehensive income:
Net unrealized (loss) gain on securities	(34,819)	551,711
Tax effect	11,838	(187,582)

Total comprehensive income	$746,692	$1,119,770

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

In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.   This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement has not and is not expected to have a material effect on the Company’s reported equity.

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

Financial Condition

Total assets at June 30, 2003 were $284,354,000 compared to $283,174,000 at December 31, 2002.

Cash and cash equivalents increased by $950,000 or 4.7% from December 31, 2002, to June 30, 2003, with federal funds sold increasing $600,000.

Investment securities available for sale decreased by $10,039,000 or 25.7% from December 31, 2002, due to maturities, calls, and repayments. Investments held to maturity increased $902,000 or 2.2%.

Net loans increased by $9,133,000 or 5.3% from December 31, 2002, to June 30, 2003. An increase of $6,806,000 occurred in the real estate loan category, which is attributable primarily to residential and commercial lending activity. The increases in real estate lending are primarily attributable to the historically low interest rates. Commercial and other loan balances increased by $3,449,000 and consumer loan balances decreased by $967,000. The increase in the commercial category is primarily attributable to normal seasonal draw downs on lines of credit for inventory build ups. Due to the increase in net loans, the provision for loan losses increased $120,000.

Total deposits at June 30, 2003 were $242,281,000 compared to $239,039,000 at December 31, 2002, an increase of $3,242,000 or 1.4%. Time deposits decreased $3,383,000, demand accounts increased $2,443,000 and money market and savings accounts increased $4,181,000. Management attributes these changes to maturing time deposits, the volatility of interest rates, consumer expectations of rising rates, and new products.

Federal Home Loan Bank advances and short-term borrowings decreased $434,000 and $1,760,000 respectively at June 30, 2003 from December 31, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Condition (Continued)

Shareholders’ Equity increased by $109,000 or .3%, which was mainly due to earnings of $1,521,000 for the first six months of 2003 decreased by a $156,000 unrealized loss on securities included in other comprehensive income, dividends paid totaling $609,000, and by the purchase of Treasury stock for $647,000. Treasury stock purchases are monitored against the Company’s Strategic Plan and the goals set forth in the plan. The Treasury stock purchases have been within the Strategic Plan’s guidelines for the first six months of 2003. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At June 30, 2003, the total capital ratio was 17.20%; the Tier I capital ratio was 15.98%, and the leverage ratio was 11.48%, compared to regulatory capital requirements of 8.00%, 4.00% and 4.00% respectively. These ratios are well in excess of regulatory capital requirements.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2003 and 2002

Net income for the six-month period ended June 30, 2003, was $1,521,000, a decrease of $37,000 or 2.4% from the $1,558,000 reported at June 30, 2002.

Total interest income of approximately $7,258,000 for the six-month period ended June 30, 2003, compares to $8,231,000 for the same period in 2002, a decrease of $973,000 or 11.8%. The majority of the overall decrease in total interest income is attributed to a decrease in investment securities – taxable of $646,000 or 66.4% of the overall decrease. Investment income decreased $643,000 or 27.5% for the six-month period ended June 30, 2003 compared to the same period for 2002. The decrease in investment income is due to a decrease in volume. Average investment balances were $77,533,000 compared to $93,961,000 and the yields were 4.4% compared to 5.0% for the first six months of 2003 and 2002 respectively. See “Average Balance Sheet” for the six-month periods ended June 30, 2003 and 2002. Interest and fees on loans decreased $281,000 or 4.9% for the six-month period ended June 30, 2003 compared to the same period for 2002. The decrease in interest and fees on loans is due to a decrease in the yield on loans. Average loan balances were $180,187,000 for the first six months of 2003 compared to $156,898,000 for the first six months of 2002 and the yield on loans decreased to 6.1% for the first six months of 2003 compared to 7.3% for the first six months of 2002.

Total interest expense of $2,170,000 for the six-month period ending June 30, 2003 represents a decrease of $1,027,000 from the $3,197,000 reported for the same six-month period in 2002. The decrease in interest expense on deposits of $995,000 is due mainly to the decreases in the rates of deposit accounts. Average interest bearing deposits were $204,809,000 for the first six months of 2003 compared to $203,609,000 for the first six months of 2002. The cost on interest bearing deposits was 2.0%, compared to 3.0% for the six-month periods of 2003 and 2002 respectively. See “Average Balance Sheet” for the six-month periods ended June 30, 2003 and 2002.

Net interest income of $5,088,000 for the six months ended June 30, 2003, compares to $5,034,000 for the same six-month period in 2002, an increase of $54,000 or 1.1%.

Total other income for the six month period ended June 30, 2003, of $573,000 compares to $383,000 for the same six month period in 2002, an increase of $190,000 or 49.6%. Gains on sale of loans increased $128,000 due to increased activity caused by declining fixed loan rates. The increase of $47,000 in service charges on deposit accounts was attributable to normal activity within the deposit accounts due to an increase in non-time deposit accounts. Also various service charges were increased effective April 1, 2003. Other income increased $16,000 due to the increases in miscellaneous other service charges.

Total other expense of $3,526,000 for the six months ended June 30, 2003, compares to $3,314,000 for the same six-month period in 2002. This represents an increase of $212,000 or 6.4%. Salary and employee benefits increased approximately $193,000 due to normal increases in salaries and employee benefits and additional business development staff being hired. The changes in the remaining expense accounts were attributable to increases in items that are normal and recurring in nature.

According to the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, Management periodically evaluates goodwill for impairment. At this time, no impairment has been recognized.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2003 and 2002

Net income for the three-month period ended June 30, 2003, was $770,000, an increase of $14,000 or 1.9% from the $756,000 reported at June 30, 2002.

Total interest income of approximately $3,604,000 for the three-month period ended June 30, 2003, compares to $4,056,000 for the same period in 2002, a decrease of $452,000 or 11.1%. The majority of the overall decrease in total interest income is attributed to a decrease in investment securities – taxable of $319,000 or 70.6% of the overall decrease. The decrease in interest on investment securities of $325,000 was due to a decrease in the average balances outstanding of $76,449,000 for 2003 compared to $93,073,000 for 2002 and the yield was 4.3% compared to 5.0% for this three-month period of 2003 and 2002 respectively. See “Average Balance Sheet” for the three-month periods ended June 30, 2003 and 2002. Interest and fees on loans decreased $103,000 or 3.6% for the three-month period ended June 30, 2003 compared to the same period for 2003. The decrease in interest and fees on loans is due to a decrease in the yield on the loan portfolio. Average loan balances were $183,342,000 compared to $160,158,000 and the yield was 6.0% compared to 7.1% for this three-month period of 2003 and 2002 respectively.

Total interest expense of $1,045,000 for the three-month period ending June 30, 2003, represents a decrease of $477,000 from the $1,522,000 reported for the same three-month period in 2002. The decrease in interest expense on deposits of $460,000 is due mainly to a decrease in yield. Average interest bearing deposits were $205,758,000 for this three-month period of 2003 compared to $202,725,000 for the same three months of 2002. The cost of interest bearing deposits was 1.9% compared to 2.8% for this three-month period of 2003 and 2002 respectively. See “Average Balance Sheet” for the three-month periods ended June 30, 2003 and 2002.

Net interest income of $2,559,000 for the three months ended June 30, 2003, compares to $2,534,000 for the same three-month period in 2002, an increase of $25,000 or 1.0%.

Total other income for the three month period ended June 30, 2003, of $328,000 compares to $193,000 for the same three month period in 2002, an increase of $135,000 or 69.9%. Gains on sale of loans increased $89,000 due to the Bank’s increased activity caused by declining fixed loan rates. The service fee income on deposits increased $40,000 due to an increase in the accounts being serviced and various service charges that were increased effective April 1, 2003.

Total other expense of $1,806,000 for the three months ended June 30, 2003, compares to $1,725,000 for the same three-month period in 2002. This represents an increase of $81,000 or 4.7%. Salary and employee benefits increased $100,000 in part to new business development staff being hired and normal recurring employee cost increases for salary and employee benefits.

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

Cash and amounts due from depository institutions and federal funds sold totaled $21,258,000 at June 30, 2003. These assets provide the primary source of liquidity for the Company. In addition, management has designated a substantial portion of the investment portfolio, $29,009,000 as available for sale and has an available unused line of credit of $30,907,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at June 30, 2003. As of June 30, 2003, the Company had commitments to fund loans of approximately $6,495,000 and unused lines of credit totaling $19,984,000.

Cash was provided during the six month period ended June 30, 2003, mainly from operating activities of $1.7 million, the maturities and repayments of investment securities of $18.5 million, and net increase in deposits of $3.2 million. Cash was used during the six month period ended June 30, 2003, mainly to fund a net increase in loans of $9.4 million, and for the purchase of investment securities of $9.6 million. In addition $2.2 million was also used to reduce Federal Home Loan Bank advances and short-term borrowings during the first six months of 2003 and $.6 million was used to purchase Treasury Stock, and $.6 million was used to pay dividends to shareholders. Cash and cash equivalents totaled $21.3 million at June 30, 2003, an increase of $1.0 million from $20.3 million at December 31, 2002.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at June 30, 2003, and December 31, 2002. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

	June 30, 2003	December 31, 2002
	(dollars in thousands)
Loans on nonaccrual basis	$171	$149
Loans past due 90 days or more	126	—
Renegotiated loans	—	—

Total nonperforming loans	297	149
Other real estate	—	—
Repossessed assets	—	—

Total nonperforming assets	$297	$149
Nonperforming loans as a percent of total loans	0.16%	0.08%
Nonperforming loans as a percent of total assets	0.10%	0.05%
Nonperforming assets as a percent of total assets	0.10%	0.05%

Management monitors impaired loans on a continual basis. As of June 2003, impaired loans had no material effect on the Company’s financial position or results from operations.

The allowance for loan losses at June 30, 2003, totaled $2,489,000 or 1.35% of total loans as compared to $2,326,000 or 1.33% at December 31, 2002. Provisions for loan losses were $210,000 for the six months ended June 30, 2003 and $90,000 for the six months ended June 30, 2002. The provisions were increased due to the $9.1 million increase in net loans.

The level of funding for the provision is a reflection of the overall loan portfolio. Nonperforming loans consist of approximately $151,000 in commercial real estate, $20,000 in one to four family residential mortgages, and $126,000 in consumer loans. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion.

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

	Period Ended
	2003			2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$180,186,763	$5,503,404	6.11%	$156,897,784	$5,784,539	7.37%
Securities-taxable (4)	35,273,285	748,890	4.25%	52,842,288	1,395,174	5.28%
Securities-nontaxable (4)	40,801,313	908,817	4.45%	39,709,104	905,869	4.56%
Securities-Equity (4,5)	1,458,767	34,131	4.68%	1,410,127	33,958	4.82%
Federal funds sold	11,130,352	62,172	1.12%	13,429,790	111,317	1.66%

Total interest earnings assets	268,850,480	7,257,414	5.40%	264,289,093	8,230,857	6.23%

Noninterest earning assets:
Cash and due from other institutions	8,177,798			8,534,509
Premises and equipment, net	5,119,569			5,099,309
Accrued interest	1,038,991			1,400,137
Other assets	2,337,291			2,307,067
Less allowance for loan losses	(2,435,771)			(2,277,064)

Total noninterest earnings assets	14,237,878			15,063,958

Total Assets	$283,088,358			$279,353,051

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	$32,438,775	89,926.55%		$31,367,645	$164,797	1.05%
Money market accounts	17,586,300	98,743	1.12%	16,466,469	164,738	2.00%
Savings deposits	40,399,803	227,017	1.12%	34,931,071	295,340	1.69%
Time deposits	114,383,956	1,615,507	2.82%	120,843,771	2,400,760	3.97%
Short term borrowings	3,999,073	2,575.13%		3,860,092	2,476.13%
Federal Home Loan Advances	4,044,101	135,943	6.72%	4,979,332	168,607	6.77%

Total interest bearing liabilities	212,852,008	2,169,711	2.04%	212,448,380	3,196,718	3.01%

Noninterest bearing liabilities:
Demand deposits	34,818,065			32,569,889
Accrued expenses and other liabilities	1,949,884			1,985,540

Total noninterest bearing liabilities	36,767,949			34,555,429

Shareholders’ equity	33,468,401			32,349,242

Total Liabilities and Shareholders’ Equity	$283,088,358			$279,353,051

Net interest income		$5,087,703			$5,034,139

Interest rate spread (6)			3.36%			3.22%

Net yield on interest earning assets (7)			3.78%			3.81%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $185,413 and $211,056 in 2003 and 2002, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Period Ended
	2003			2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$183,342,348	$2,749,960	6.00%	$160,158,176	$2,852,996	7.13%
Securities-taxable (4)	33,894,622	353,127	4.17%	51,021,029	671,716	5.27%
Securities-nontaxable (4)	41,090,320	455,320	4.43%	40,636,054	461,321	4.54%
Securities-Equity (4,5)	1,464,150	19,228	5.25%	1,416,066	19,607	5.54%
Federal funds sold	9,790,072	26,976	1.10%	11,029,915	49,873	1.81%

Total interest earnings assets	269,581,512	3,604,611	5.35%	264,261,240	4,055,513	6.14%

Noninterest earning assets:
Cash and due from other institutions	8,435,794			8,361,875
Premises and equipment, net	5,073,841			5,057,604
Accrued interest	1,115,144			1,506,728
Other assets	2,422,625			2,386,842
Less allowance for loan losses	(2,496,023)			(2,264,831)

Total noninterest earnings assets	14,551,381			15,048,218

Total Assets	$284,132,893			$279,309,458

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	$33,692,098	43,874.52%		$31,724,543	$83,859	1.06%
Money market accounts	17,671,574	47,479	1.07%	16,129,221	81,010	2.01%
Savings deposits	40,957,562	105,556	1.03%	35,863,658	152,628	1.70%
Time deposits	113,435,681	780,993	2.75%	119,007,658	1,120,212	3.77%
Short term borrowings	3,495,358	1,133.13%		3,572,209	1,146.13%
Federal Home Loan Advances	3,948,580	66,397	6.73%	4,871,742	82,583	6.78%

Total interest bearing liabilities	213,200,853	1,045,432	1.96%	211,169,031	1,521,438	2.88%

Noninterest bearing liabilities:
Demand deposits	35,537,012			33,657,391
Accrued expenses and other liabilities	2,296,319			2,397,810

Total noninterest bearing liabilities	37,833,331			36,055,201

Shareholders’ equity	33,098,709			32,085,226

Total Liabilities and Shareholders’ Equity	$284,132,893			$279,309,458

Net interest income		$2,559,179			$2,534,075

Interest rate spread (6)			3.39%			3.26%

Net yield on interest earning assets (7)			3.80%			3.84%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $98,203 and $91,180 in 2003 and 2002, respectively.
(3)	Nonaccrual loans are include in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Six-Month Period Ended June 2003 Compared to 2002
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$1,717	$(1,998)	$(281)
Securities-taxable	(928)	282	(646)
Securities-nontaxable	50	(47)	3
Securities-equities	2	(2)	—
Federal funds sold	(38)	(11)	(49)

Total interest earning Assets	803	(1,776)	(973)

Interest expense
Interest bearing demand	11	(86)	(75)
Money market accounts	22	(88)	(66)
Savings deposits	92	(160)	(68)
Time deposits	(257)	(529)	(786)
Short-term borrowing	—	1	1
Federal Home Loan Bank Advances	(63)	30	(33)

Total interest bearing Liabilities	(195)	(832)	(1,027)

Net change in net interest income	$998	$(944)	$54

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

	Three-Month Period Ended June 2003 Compared to 2002
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$1,652	$(1,755)	$(103)
Securities-taxable	(902)	583	(319)
Securities-nontaxable	21	(27)	(6)
Securities-equities	3	(4)	(1)
Federal funds sold	(22)	(1)	(23)

Total interest earning Assets	752	(1,204)	(452)

Interest expense
Interest bearing demand	21	(61)	(40)
Money market accounts	31	(65)	(34)
Savings deposits	87	(134)	(47)
Time deposits	(210)	(129)	(339)
Short-term borrowing	—	—	—
Federal Home Loan Bank Advances	(63)	46	(17)

Total interest bearing Liabilities	(134)	(343)	(477)

Net change in net interest income	$886	$(861)	$25

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

At June 30, 2003, the Company had a cumulative positive gap of $75.1 million or 26.11% at the one-year horizon. The gap analysis indicates that if interest rates were to rise 200 basis points (2.00%), the Company’s net interest income would improve at the one-year horizon because the Company’s rate sensitive assets would reprice faster than rate sensitive liabilities. Conversely, if rates were to fall 200 basis points, the Company’s net interest income would decline.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates. The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments.

The simulation also calculates net interest income based upon rate increases or decrease of + or – 200 basis points (or 2.00%) in 100 basis point (or 1.00%) increments. The analysis reprices the balance sheet and forecasts future cash flows over a one-year horizon at the net interest rate levels. The cash flows are then totaled to calculate net interest income. Assumptions are made for loan and investment pre-payment speeds and are incorporated into the simulation as well. Loan and investment pre-payment speeds will increase as interest rates decrease and slow as interest rates rise. The current analysis indicates that, given a 200 basis point overnight decrease in interest rates, the Company would experience a potential $475,000 or 16.19% decline in net interest income. If rates were to increase 200 basis points, the analysis indicates that the Company’s net interest income would increase $480,000 or 16.04%. It is important to note, however, that this exercise would be a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease.

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

The Company’s liquidity plan allows for the use of long-term advances or short-term lines of credit with the FHLB as a source of funds. Borrowing from FHLB not only provides a source of liquidity for the Company, but also serves as a tool to reduce interest risk as well. The Company may structure borrowings from FHLB to match those of customers’ credit requests, and therefore, lock in interest rate spreads over the lives of the loans.

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

Item 4 – CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1  -   Legal Proceedings

                None

Item 2  -   Changes in the rights of the Company’s security holders

                None

Item 3  -   Defaults by the Company on its senior securities

                None

Item 4  -   Results of votes of security holders

The following represent the results of matters submitted to a vote of the shareholders at the annual meeting held on April 28, 2003.

                Affixing the number of directors at nine for 2003:

For	538,857
Abstain	0
Absent	179,574

               Election of Directors:

               The following directors were elected with terms to expire 2006:

	For	Withheld

Allan Mast	537,733	180,698

Dean Mullet	537,733	180,698

Luther Proper	537,733	180,698

Item 5  -   Other Information

                None

Item 6  -   Exhibits and Reports on Form 8-K

a)	The following exhibits are included in this report or incorporated herein by reference:

3(i)	Articles of Incorporation of Killbuck Bancshares, Inc.*
3(ii)	Code of Regulations of Killbuck Bancshares, Inc.*
10.1	Employment Contract
10.2	Employment Contract
10.3	Employment Contract
21	Subsidiaries of Registrant*
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Independent Accountant’s Report

b)	No reports on Form 8-K were filed during the quarter of the period covered by this report.

*	Incorporated by reference to an identically numbered exhibit to the Form 10 (file No. 0-24147) filed with SEC on April 30, 1998 and subsequently amended on July 8, 1998 and July 31, 1998.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

KILLBUCK BANCSHARES, INC.

Date: August 12, 2003	By:	/s/ LUTHER E. PROPER

Luther E. Proper
President and Chief Executive Officer

Date: August 12, 2003	By:	/s/ DIANE KNOWLES

Diane Knowles
Chief Financial Officer