Form 10-Q
period 2003-09-30
KILLBUCK BANCSHARES INC
filed 2003-11-13
CIK 1060455

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant, calculated by reference to the stock valuation done on Killbuck Bancshares, Inc. common stock as of December 31, 2002 was $61,536,891 and was $62,190,895 as of September 30, 2003 (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

Class: Common Stock, no par value

Outstanding at November 4, 2003: 676,788

KILLBUCK BANCSHARES, INC.

Killbuck Bancshares, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$7,852,805	$8,007,448
Federal funds sold	1,400,000	12,300,000

Total cash and cash equivalents	9,252,805	20,307,448

Investment securities:
Securities available for sale	27,370,019	39,048,024
Securities held to maturity (market value of $46,133,680 and $44,201,169)	43,545,765	41,578,062

Total investment securities	70,915,784	80,626,086

Loans (net of allowance for loan losses of $2,594,608 and $2,325,560)	193,106,017	172,482,506
Loans held for sale	698,000	419,750
Premises and equipment, net	5,041,244	5,203,954
Accrued interest receivable	1,546,504	1,134,183
Goodwill, net	1,329,249	1,329,249
Other assets	2,036,819	1,671,219

Total assets	$283,926,422	$283,174,395

LIABILITIES
Deposits:
Noninterest bearing demand	$35,961,128	$35,745,364
Interest bearing demand	31,568,197	31,755,668
Money market	22,025,313	16,090,756
Savings	41,261,868	38,819,993
Time	110,352,170	116,626,850

Total deposits	241,168,676	239,038,631
Federal Home Loan Bank advances	3,686,681	4,267,666
Short-term borrowings	3,375,000	4,929,993
Accrued interest and other liabilities	688,198	734,446

Total liabilities	248,918,555	248,970,736

SHAREHOLDERS’ EQUITY
Common stock—No par value: 1,000,000 shares authorized, 718,431 issued	8,846,670	8,846,670
Retained earnings	29,213,843	27,462,762
Accumulated other comprehensive income	234,651	534,990
Treasury stock, at cost (41,643 and 34,771 shares)	(3,287,297)	(2,640,763)

Total shareholders’ equity	35,007,867	34,203,659

Total liabilities and shareholders’ equity	$283,926,422	$283,174,395

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
INTEREST INCOME
Interest and fees on loans	$8,258,515	$8,662,670
Federal funds sold	84,186	176,816
Investment securities:
Taxable	1,065,691	1,969,932
Exempt from federal income tax	1,367,138	1,381,289

Total interest income	10,775,530	12,190,707

INTEREST EXPENSE
Deposits	2,926,778	4,380,164
Federal Home Loan Bank advances	198,460	247,254
Short term borrowings	3,761	3,643

Total interest expense	3,128,999	4,631,061

NET INTEREST INCOME	7,646,531	7,559,646
Provision for loan losses	300,000	150,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,346,531	7,409,646

OTHER INCOME
Service charges on deposit accounts	549,543	462,267
Gain on sale of loans, net	220,332	59,528
Other income	104,794	83,305

Total other income	874,669	605,100

OTHER EXPENSE
Salaries and employee benefits	2,729,869	2,484,545
Occupancy expense	197,920	186,952
Equipment expense	608,722	538,196
Professional fees	173,876	190,882
Franchise tax	294,956	297,085
Other expenses	1,217,738	1,210,292

Total other expense	5,223,081	4,907,952

INCOME BEFORE INCOME TAXES	2,998,119	3,106,794
Income taxes	637,715	683,234

NET INCOME	$2,360,404	$2,423,560

Earnings per common share	$3.48	$3.52

Weighted average shares outstanding	678,678	688,250

Dividends Declared Per Share	$.90	$.85

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended September 30,
	2003	2002
INTEREST INCOME
Interest and fees on loans	$2,755,111	$2,878,131
Federal funds sold	22,014	65,498
Investment securities:
Taxable	282,671	540,800
Exempt from federal income tax	458,321	475,421

Total interest income	3,518,117	3,959,850

INTEREST EXPENSE
Deposits	895,584	1,354,529
Federal Home Loan Bank advances	62,517	78,648
Short term borrowings	1,187	1,167

Total interest expense	959,288	1,434,344

NET INTEREST INCOME	2,558,829	2,525,506
Provision for loan losses	90,000	60,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,468,829	2,465,506

OTHER INCOME
Service charges on deposit accounts	203,985	163,132
Gain on sale of loans, net	62,790	29,747
Other income	34,584	28,919

Total other income	301,359	221,798

OTHER EXPENSE
Salaries and employee benefits	853,476	801,516
Occupancy expense	69,585	66,942
Equipment expense	214,745	182,462
Professional fees	42,530	48,305
Franchise tax	103,925	100,103
Other expenses	412,505	394,333

Total other expense	1,696,766	1,593,661

INCOME BEFORE INCOME TAXES	1,073,422	1,093,643
Income taxes	234,422	228,187

NET INCOME	$839,000	$865,456

Earnings per common share	$1.24	$1.26

Weighted average shares outstanding	676,788	684,926

Dividends Declared Per Share	$.00	$.00

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2003

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income
Balance, December 31, 2002	$8,846,670	$27,462,762	$534,990	$(2,640,763)	$34,203,659
Net income		2,360,404			2,360,404	$2,360,404
Purchase of Treasury stock				(646,534)	(646,534)
Other comprehensive income:
Net unrealized loss on available for sale securities			(300,339)		(300,339)	(300,339)

Comprehensive income						$2,060,065

Cash Dividends paid ($.90 per share)		(609,323)			(609,323)

Balance, September 30, 2003	$8,846,670	$29,213,843	$234,651	$(3,287,297)	$35,007,867

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
Operating Activities
Net income	$2,360,404	$2,423,560
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300,000	150,000
Gain on sale of loans	(220,332)	(59,528)
Provision for depreciation and amortization	432,042	444,613
Origination of loans held for sale	(19,123,667)	(11,148,262)
Proceeds from the sale of loans	19,065,749	10,475,690
Federal Home Loan Bank stock dividend	(34,100)	(46,758)
Net change in:
Accrued interest and other assets	(589,098)	(387,656)
Accrued expenses and other liabilities	(46,248)	(123,756)

Net cash provided by operating activities	2,144,750	1,727,903

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	23,268,318	26,173,812
Purchases	(12,030,700)	(11,083,702)
Investment securities held to maturity:
Proceeds from maturities and repayments	1,869,715	1,469,247
Purchases	(3,906,657)	(4,761,429)
Net increase in loans	(20,923,511)	(15,804,901)
Purchase of premises and equipment	(214,767)	(560,803)

Net cash used in investing activities	(11,937,602)	(4,567,776)

FINANCING ACTIVITIES
Net increase in demand, money market and savings deposits	8,404,725	10,130,771
Net decrease in time deposits	(6,274,680)	(8,335,211)
Repayment of Federal Home Loan Bank advances	(580,986)	(579,472)
Net decrease in short term borrowings	(1,554,993)	(445,000)
Purchase of Treasury stock	(646,534)	(839,911)
Dividends paid	(609,323)	(584,627)

Net cash used in financing activities	(1,261,791)	(653,450)

Net decrease in cash and cash equivalents	(11,054,643)	(3,493,323)
Cash and cash equivalents at beginning of period	20,307,448	30,268,070

Cash and cash equivalents at end of period	$9,252,805	$26,774,747

Supplemental Disclosures of Cash Flows Information
Cash paid during the period for:
Interest on deposits and borrowings	$3,198,227	$4,753,660

Income taxes	$690,517	$660,358

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

NOTE 3 – COMPREHENSIVE INCOME

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is comprised of the following:

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Net income	$2,360,404	$2,423,560
Other comprehensive income:
Net unrealized (loss) gain on available for sale securities	(455,060)	93,763
Tax effect	154,721	(31,879)

Total comprehensive income	$2,060,065	$2,485,444

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
Net income	$839,000	$865,456
Other comprehensive income:
Net unrealized (loss) gain on available for sale securities	(218,054)	90,582
Tax effect	74,138	(30,797)

Total comprehensive income	$695,084	$925,241

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

In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. In October, 2003, the FASB decided to defer to the fourth quarter from the third quarter the implementation date for Interpretation No. 46. This deferral only applies to variable interest entities that existed prior to February 1, 2003. The adoption of this interpretation has not and is not expected to have a material effect on the Company’s financial position or results of operations.

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

Financial Condition

Total assets at September 30, 2003 were $283,926,000 compared to $283,174,000 at December 31, 2002.

Cash and cash equivalents decreased by $11,055,000 or 54.4% from December 31, 2002, to September 30, 2003, with federal funds sold decreasing $10,900,000. These funds were used to help fund loan growth.

Investment securities available for sale decreased by $11,678,000 or 30.0% from December 31, 2002, due to maturities, calls, and repayments. Investments held to maturity increased $1,968,000 or 4.7%.

Net loans increased by $20,623,000 or 12.0% from December 31, 2002, to September 30, 2003. An increase of $17,166,000 occurred in the real estate loan category, which is attributable primarily to residential and commercial lending activity. The increases in real estate lending are primarily attributable to the historically low interest rates. Commercial and other loan balances increased by $4,568,000 and consumer loan balances decreased by $1,111,000. The increase in the commercial category is primarily attributable to the purchase of participation loans of approximately $2,786,000. Due to the increase in net loans, the provision for loan losses increased $150,000.

Total deposits at September 30, 2003 were $241,169,000 compared to $239,039,000 at December 31, 2002, an increase of $2,130,000 or .9%. Time deposits decreased $6,275,000, demand accounts increased $29,000 and money market and savings accounts increased $8,376,000. Management attributes these changes to maturing time deposits, the volatility of interest rates, and consumer expectations of rising rates.

Federal Home Loan Bank advances and short-term borrowings decreased $581,000 and $1,555,000 respectively at September 30, 2003 from December 31, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Financial Condition (Continued)

Shareholders’ Equity increased by $804,000 or 2.4%, which was mainly due to earnings of $2,360,000 for the first nine months of 2003 decreased by a $300,000 unrealized loss on available for sale securities included in other comprehensive income, dividends paid totaling $609,000, and by the purchase of Treasury stock for $647,000. Treasury stock purchases are monitored against the Company’s Strategic Plan and the goals set forth in the plan. The Treasury stock purchases have been within the Strategic Plan’s guidelines for the first nine months of 2003. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At September 30, 2003, the total capital ratio was 18.25%; the Tier I capital ratio was 17.00%, and the leverage ratio was 11.71%, compared to regulatory capital requirements of 8.00%, 4.00% and 4.00% respectively. These ratios are well in excess of regulatory capital requirements.

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 2003 and 2002

Net income for the nine-month period ended September 30, 2003, was $2,360,000, a decrease of $64,000 or 2.6% from the $2,424,000 reported at September 30, 2002.

Total interest income of approximately $10,775,000 for the nine-month period ended September 30, 2003, compares to $12,191,000 for the same period in 2002, a decrease of $1,416,000 or 11.6%. The majority of the overall decrease in total interest income is attributed to a decrease in investment securities – taxable of $903,000 or 63.8%. Investment income decreased $919,000 or 27.4% for the nine-month period ended September 30, 2003 compared to the same period for 2002. The decrease in investment income is due mainly to a decrease in volume caused by maturities and calls. Average investment balances were $75,699,000 compared to $90,670,000 and the yields were 4.3% compared to 4.9% for the first nine months of 2003 and 2002 respectively, due to the general decline in the interest rate environment. See “Average Balance Sheet” for the nine-month periods ended September 30, 2003 and 2002. Interest and fees on loans decreased $404,000 or 4.7% for the nine month period ended September 30, 2003 compared to the same period for 2002. The decrease in interest and fees on loans is due to a decrease in the yield on loans. Average loan balances were $183,602,000 for the first nine months of 2003 compared to $159,758,000 for the first nine months of 2002 and the yield on loans decreased to 6.0% for the first nine months of 2003 compared to 7.2% for the first nine months of 2002, due to the general decline in the interest rate environment.

Total interest expense of $3,129,000 for the nine-month period ending September 30, 2003 represents a decrease of $1,502,000 from the $4,631,000 reported for the same nine-month period in 2002. The decrease in interest expense on deposits of $1,454,000 is due mainly to the decreases in the rates of deposit accounts. Average interest bearing deposits were $205,456,000 for the first nine months of 2003 compared to $204,027,000 for the first nine months of 2002. The cost on interest bearing deposits was 1.9%, compared to 2.9% for the nine-month periods of 2003 and 2002 respectively. See “Average Balance Sheet” for the nine-month periods ended September 30, 2003 and 2002.

Net interest income of $7,646,000 for the nine months ended September 30, 2003, compares to $7,560,000 for the same nine-month period in 2002, an increase of $86,000 or 1.1%.

Total other income for the nine month period ended September 30, 2003, of $875,000 compares to $605,000 for the same nine month period in 2002, an increase of $270,000 or 44.6%. Gains on sale of loans increased $160,000 due to increased activity caused by declining fixed loan rates. The increase of $88,000 in service charges on deposit accounts was attributable to normal activity within the deposit accounts due to an increase in non-time deposit accounts. Also various service charges were increased effective April 1, 2003. Other income increased $22,000 due to the increases in miscellaneous other service charges.

Total other expense of $5,223,000 for the nine months ended September 30, 2003, compares to $4,908,000 for the same nine-month period in 2002. This represents an increase of $315,000 or 6.4%. Salary and employee benefits increased approximately $245,000 due to normal increases in salaries and employee benefits and additional business development staff being hired. The changes in the remaining expense accounts were attributable to the opening of the Loan Annex in Millersburg, Ohio in July 2003 and increases in items that are normal and recurring in nature.

According to the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, Management periodically evaluates goodwill for impairment. At this time, no impairment has been recognized.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2003 and 2002

Net income for the three-month period ended September 30, 2003, was $839,000, a decrease of $26,000 or 3.0% from the $865,000 reported at September 30, 2002.

Total interest income of approximately $3,518,000 for the three-month period ended September 30, 2003, compares to $3,960,000 for the same period in 2002, a decrease of $442,000 or 11.2%. The majority of the overall decrease in total interest income is attributed to a decrease in investment securities – taxable of $256,000 or 57.9%. The decrease in interest on investment securities of $275,000 was due mainly to a decrease in the average balances outstanding of $72,032,000 for 2003 compared to $84,086,000 for 2002 caused by maturities and calls and the yield was 4.1% compared to 4.8% for this three-month period of 2003 and 2002 respectively, due to the general decrease in the interest rate environment. See “Average Balance Sheet” for the three-month periods ended September 30, 2003 and 2002. Interest and fees on loans decreased $123,000 or 4.3% for the three-month period ended September 30, 2003 compared to the same period for 2002. The decrease in interest and fees on loans is due to a decrease in the yield on the loan portfolio. Average loan balances were $191,129,000 compared to $165,145,000 and the yield was 5.8% compared to 7.0% for this three-month period of 2003 and 2002 respectively, due to the general decrease in the interest rate environment.

Total interest expense of $959,000 for the three-month period ending September 30, 2003, represents a decrease of $475,000 from the $1,434,000 reported for the same three-month period in 2002. The decrease in interest expense on deposits of $458,000 is due mainly to a decrease in yield. Average interest bearing deposits were $206,750,000 for this three-month period of 2003 compared to $204,864,000 for the same three months of 2002. The cost of interest bearing deposits was 1.7% compared to 2.6% for this three-month period of 2003 and 2002 respectively. See “Average Balance Sheet” for the three-month periods ended September 30, 2003 and 2002.

Net interest income of $2,559,000 for the three months ended September 30, 2003, compares to $2,526,000 for the same three-month period in 2002, an increase of $33,000 or 1.3%.

Total other income for the three month period ended September 30, 2003, of $301,000 compares to $222,000 for the same three month period in 2002, an increase of $79,000 or 35.6%. Gains on sale of loans increased $33,000 due to the Bank’s increased activity caused by declining fixed loan rates. The service fee income on deposits increased $41,000 due to an increase in the accounts being serviced and various service charges that were increased effective April 1, 2003.

Total other expense of $1,697,000 for the three months ended September 30, 2003, compares to $1,594,000 for the same three-month period in 2002. This represents an increase of $103,000 or 6.5%. Salary and employee benefits increased $52,000 in part to new business development staff being hired and normal recurring employee cost increases for salary and employee benefits. The changes in the remaining expense accounts were attributable to the opening of the Loan Annex in Millersburg, Ohio in July 2003 and increases in items that are normal and recurring in nature.

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

Cash and amounts due from depository institutions and federal funds sold totaled $9,253,000 at September 30, 2003. These assets provide the primary source of liquidity for the Company. In addition, management has designated a substantial portion of the investment portfolio, $27,370,000 as available for sale and has an available unused line of credit of $31,615,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at September 30, 2003. As of September 30, 2003, the Company had commitments to fund loans of approximately $6,321,000 and unused lines of credit totaling $23,327,000.

Cash was provided during the nine month period ended September 30, 2003, mainly from operating activities of $2.1 million, the maturities and repayments of investment securities of $25.1 million, and net increase in deposits of $2.1 million. Cash was used during the nine month period ended September 30, 2003, mainly to fund a net increase in loans of $20.9 million, and for the purchase of investment securities of $16.0 million. In addition $2.2 million was also used to reduce Federal Home Loan Bank advances and short-term borrowings during the first nine months of 2003 and $.7 million was used to purchase Treasury Stock, and $.6 million was used to pay dividends to shareholders. Cash and cash equivalents totaled $9.2 million at September 30, 2003, a decrease of $11.1 million from $20.3 million at December 31, 2002.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at September 30, 2003, and December 31, 2002. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

	September 30, 2003	December 31, 2002
	(dollars in thousands)
Loans on nonaccrual basis	$143	$149
Loans past due 90 days or more	14	—
Renegotiated loans	—	—

Total nonperforming loans	157	149
Other real estate	—	—
Repossessed assets	—	—

Total nonperforming assets	$157	$149
Nonperforming loans as a percent of total loans	0.08%	0.08%
Nonperforming loans as a percent of total assets	0.06%	0.05%
Nonperforming assets as a percent of total assets	0.06%	0.05%

Management monitors impaired loans on a continual basis. As of September 2003, impaired loans had no material effect on the Company’s financial position or results from operations.

The allowance for loan losses at September 30, 2003, totaled $2,595,000 or 1.3% of total loans as compared to $2,326,000 or 1.3% at December 31, 2002. Provisions for loan losses were $300,000 for the nine months ended September 30, 2003 and $150,000 for the nine months ended September 30, 2002. The provisions were increased due to the $20.6 million increase in net loans.

The level of funding for the provision is a reflection of the overall loan portfolio. Nonperforming loans consist of approximately $134,300 in farm real estate, $2,300 in one to four family residential mortgages, and $20,000 in consumer loans. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion.

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

	Period Ended
	2003			2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$183,601,710	$8,258,515	6.00%	$159,758,278	$8,662,670	7.23%
Securities-taxable (4)	32,919,378	1,018,346	4.12%	48,905,109	1,921,258	5.24%
Securities-nontaxable (4)	41,315,729	1,367,138	4.41%	40,348,214	1,381,289	4.56%
Securities-Equity (4,5)	1,464,312	47,345	4.31%	1,416,308	48,674	4.58%
Federal funds sold	10,056,542	84,186	1.12%	14,471,815	176,816	1.63%

Total interest earnings assets	269,357,671	10,775,530	5.32%	264,899,724	12,190,707	6.12%

Noninterest earning assets:
Cash and due from other institutions	8,430,502			8,625,024
Premises and equipment, net	5,107,653			5,187,643
Accrued interest	1,322,395			1,313,734
Other assets	2,387,916			2,316,269
Less allowance for loan losses	(2,468,562)			(2,276,026)

Total noninterest earnings assets	14,779,904			15,166,644

Total Assets	$284,137,575			$280,066,368

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	$32,527,531	124,719.51%		$31,540,521	$249,953	1.06%
Money market accounts	18,956,666	150,340	1.06%	17,270,871	260,338	2.01%
Savings deposits	40,438,648	315,344	1.04%	35,775,536	456,784	1.70%
Time deposits	113,533,183	2,336,375	2.74%	119,440,350	3,413,089	3.81%
Short term borrowings	3,873,926	3,761.13%		3,762,999	3,643.13%
Federal Home Loan Advances	3,945,768	198,460	6.71%	4,880,546	247,254	6.75%

Total interest bearing liabilities	213,275,722	3,128,999	1.95%	212,670,823	4,631,061	2.90%

Noninterest bearing liabilities:
Demand deposits	35,375,439			32,909,286
Accrued expenses and other liabilities	2,270,213			2,398,386

Total noninterest bearing liabilities	37,645,652			35,307,672

Shareholders’ equity	33,216,201			32,087,873

Total Liabilities and Shareholders’ Equity	$284,137,575			$280,066,368

Net interest income		$7,646,531			$7,559,646

Interest rate spread (6)			3.37%			3.22%

Net yield on interest earning assets (7)			3.78%			3.80%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.

(2)	Included in loan interest income are loan related fees of $291,754 and $313,060 in 2003 and 2002, respectively.

(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.

(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.

(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.

(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.

(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Period Ended
	2003			2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$191,128,514	$2,755,111	5.77%	$165,145,315	$2,878,131	6.97%
Securities-taxable (4)	28,211,564	269,457	3.82%	41,030,751	526,084	5.13%
Securities-nontaxable (4)	42,344,560	458,321	4.33%	41,626,434	475,421	4.57%
Securities-Equity (4,5)	1,475,400	13,215	3.58%	1,428,672	14,716	4.12%
Federal funds sold	7,908,925	22,013	1.11%	16,555,867	65,498	1.58%

Total interest earnings assets	271,068,963	3,518,117	5.19%	265,787,039	3,959,850	5.96%

Noninterest earning assets:
Cash and due from other institutions	8,935,909			8,806,054
Premises and equipment, net	5,083,821			5,364,312
Accrued interest	1,192,293			1,474,875
Other assets	2,489,167			2,334,674
Less allowance for loan losses	(2,534,144)			(2,273,951)

Total noninterest earnings assets	15,167,046			15,705,964

Total Assets	$286,236,009			$281,493,003

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	$32,705,044	34,792.43%		$31,886,272	85,157	1.07%
Money market accounts	21,697,396	51,597.95%		18,879,674	95,600	2.03%
Savings deposits	40,516,340	88,327.87%		37,464,466	161,443	1.72%
Time deposits	111,831,637	720,868	2.58%	116,633,510	1,012,329	3.47%
Short term borrowings	3,623,631	1,187.13%		3,568,812	1,167.13%
Federal Home Loan Advances	3,749,103	62,517	6.67%	4,682,975	78,648	6.72%

Total interest bearing liabilities	214,123,151	959,288	1.79%	213,115,709	1,434,344	2.69%

Noninterest bearing liabilities:
Demand deposits	36,490,188			33,588,080
Accrued expenses and other liabilities	2,910,870			3,224,079

Total noninterest bearing liabilities	39,401,058			36,812,159

Shareholders’ equity	32,711,800			31,565,135

Total Liabilities and Shareholders’ Equity	$286,236,009			$281,493,003

Net interest income		$2,558,829			$2,525,506

Interest rate spread (6)			3.40%			3.27%

Net yield on interest earning assets (7)			3.78%			3.80%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.

(2)	Included in loan interest income are loan related fees of $106,341 and $102,003 in 2003 and 2002, respectively.

(3)	Nonaccrual loans are include in loan totals and do not have a material impact on the information presented.

(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.

(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.

(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.

(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Nine Month Period Ended September 2003 Compared to 2002
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$1,724	$(2,128)	$(404)
Securities-taxable	(837)	(66)	(903)
Securities-nontaxable	44	(58)	(14)
Securities-equities	2	(4)	(2)
Federal funds sold	(72)	(21)	(93)

Total interest earning Assets	861	(2,277)	(1,416)

Interest expense
Interest bearing demand	10	(135)	(125)
Money market accounts	34	(144)	(110)
Savings deposits	79	(221)	(142)
Time deposits	(225)	(852)	(1,077)
Short-term borrowing	0	0	0
Federal Home Loan Bank Advances	(63)	15	(48)

Total interest bearing Liabilities	(165)	(1,337)	(1,502)

Net change in net interest income	$1,026	$(940)	$86

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

	Three-Month Period Ended September 2003 Compared to 2002
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$1,811	$(1,934)	$(123)
Securities-taxable	(657)	401	(256)
Securities-nontaxable	33	(50)	(17)
Securities-equities	2	(4)	(2)
Federal funds sold	(138)	94	(44)

Total interest earning Assets	1,051	(1,493)	(442)

Interest expense
Interest bearing demand	9	(59)	(50)
Money market accounts	57	(101)	(44)
Savings deposits	52	(125)	(73)
Time deposits	(167)	(124)	(291)
Short-term borrowing	0	0	0
Federal Home Loan Bank Advances	(63)	46	(17)

Total interest bearing Liabilities	(112)	(363)	(475)

Net change in net interest income	$1,163	$(1,130)	$33

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

At September 30, 2003, the Company had a cumulative positive gap of $79.4 million or 27.7% at the one-year horizon. The gap analysis indicates that if interest rates were to rise 200 basis points (2.00%), the Company’s net interest income would improve at the one-year horizon because the Company’s rate sensitive assets would reprice faster than rate sensitive liabilities. Conversely, if rates were to fall 200 basis points, the Company’s net interest income would decline.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates. The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments.

The simulation also calculates net interest income based upon rate increases or decrease of + or – 200 basis points (or 2.00%) in 100 basis point (or 1.00%) increments. The analysis reprices the balance sheet and forecasts future cash flows over a one-year horizon at the net interest rate levels. The cash flows are then totaled to calculate net interest income. Assumptions are made for loan and investment pre-payment speeds and are incorporated into the simulation as well. Loan and investment pre-payment speeds will increase as interest rates decrease and slow as interest rates rise. The current model analysis indicates that, given a 200 basis point overnight decrease in interest rates, the Company would experience a potential $458,000 or 14.11% decline in net interest income. If rates were to increase 200 basis points, the analysis indicates that the Company’s net interest income would increase $461,000 or 14.22%. It is important to note, however, that this exercise would be a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease.

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

Item 4 – CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 2 – Changes in the rights of the Company’s security holders

None

Item 3 – Defaults by the Company on its senior securities

None

Item 4 – Results of votes of security holders

None

Item 5 – Other Information

None

Item 6 – Exhibits and Reports on Form 8-K

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

Killbuck Bancshares, Inc.

Date: November 12, 2003	By:	/s/ LUTHER E. PROPER

Luther E. Proper President and Chief Executive Officer

Date: November 12, 2003	By:	/s/ DIANE KNOWLES

Diane Knowles Chief Financial Officer