Form 10-K
period 2003-12-31
KILLBUCK BANCSHARES INC
filed 2004-03-30
CIK 1060455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 [FEE REQUIRED]

For the Fiscal Year Ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☐

“Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant, calculated by reference to the stock valuation done on Killbuck Bancshares, Inc. common stock as of March 20, 2004 was $60,990,095 and was $61,048,520 as of December 31, 2003 (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

There were 664,788 shares of no par value common stock outstanding as of December 31, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Year ended December 31, 2003. (Part II, III and IV)

2.	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2004 for the Year ended December 31, 2003. (Part III)

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and savings habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1. Business

Killbuck Bancshares, Inc. (the “Company”) was incorporated under the laws of the State of Ohio on November 29, 1991 at the direction of management of the Killbuck Savings Bank Company (the “Bank,”) for the purpose of becoming a bank holding company by acquiring all of the outstanding shares of the Bank. In November, 1992, the Company became the sole shareholder of the Bank. The Bank carries on business under the name “The Killbuck Savings Bank Company.” The principal office of the Company is located at 165 N. Main Street, Killbuck, Ohio. The Killbuck Savings Bank Company was established under the banking laws of the State of Ohio in September, 1900.

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

The Company has one wholly owned subsidiary, The Killbuck Savings Bank Company. The Bank has nine offices, with six in Holmes County including a loan production office, two in Knox County and one in Tuscarawas County. The full service branch facility in Sugarcreek, Ohio in Tuscarawas County opened in February, 2000. The full service branch facility in Howard, Ohio in Knox County opened in July, 2001. The Loan Production office in Millersburg, Ohio in Holmes County opened in July 2003.

The Company, through its subsidiary, The Killbuck Savings Bank Company, conducts the business of a commercial banking organization. At December 31, 2003, the Company and its subsidiary had consolidated total assets of $284,139,375, and consolidated total equity of $34,061,554. The capital of the Company consists of 1,000,000 authorized shares of capital stock, no par value of which 664,788 shares were outstanding at December 31, 2003 to 1,021 shareholders.

The Bank is a state banking Company. The Bank is regulated by the Ohio Division of Financial Institutions (“ODFI”) and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent permitted by law and, as a subsidiary of the Company, is regulated by the Federal Reserve Board.

Employees

As of December 31, 2003, the Bank had 90 full-time and 33 part-time employees. The Company had no employees. The Bank provides a number of benefits for its full-time employees, including health and life insurance, pension, workers’ compensation, social security, paid vacations, and numerous bank services. No employees are union participants or subject to a collective bargaining agreement.

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

There are seven financial institutions operating in Holmes County. As of June 30, 2003 (the most recent date for which information is available) the Bank had the largest market share with $207 million in total deposits as of such date, representing a market share of 43.20%. The institution with the second largest market share had deposits of $186 million as of such date, representing a market share of 38.73%. The Bank had total assets as of December 31, 2003, of $284.1 million compared to the other institution’s total assets of $306.2 million as of such date.

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

At December 31, 2003, the Company’s respective total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory requirements. See Note 16 in the audited consolidated financial statements included in the Annual Report and incorporated herein by reference in the report as Exhibit 13.

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

The Financial Services Modernization Act defines “financial in nature” to include”

•	securities underwriting, dealing and market making;

•	sponsoring mutual funds and investment companies;

•	insurance underwriting and agency;

•	merchant bank activities and activities that the Federal Reserve Board has determined to be closely relating to banking.

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

As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The amount each institution pays for FDIC deposit insurance coverage is determined in accordance with a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Institutions classified as well capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered substantial supervisory concerns pay the highest premium. Because the Bank is presently “well capitalized” it pays the minimum deposit insurance premiums.

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

Item 2 Description of Property

Properties

The Company owns no real property but utilizes the main office of the Bank. The Company’s and the Bank’s executive offices are located at 165 North Main Street, Killbuck, Ohio. The Company pays no rent or other form of consideration for the use of this facility. All offices are owned by the Bank. The Bank has six offices located in Holmes County (1), two in Knox County (2), and one in Tuscarawas County (3). A new loan production facility in Millersburg, Ohio opened in July 2003. The Bank’s total investment in office property and equipment was $9.8 million with a net book value $5.0 million at December 31, 2003. The offices are at the following locations.

Main Office: (1)	Berlin Branch (1)	Mt. Hope Branch (1)
165 North Main Street	4853 East Main Street	8115 State Rt. 241
Killbuck, Ohio 44637	Berlin Ohio 44610	Mt. Hope, Ohio 44660

Millersburg North Branch (1)	Millersburg South Branch (1)	Millersburg Loan Annex (1)
181 N. Washington Street	1642 S. Washington Street	164 N. Clay Street
Millersburg, Ohio 44654	Millersburg, Ohio 44654	Millersburg, Ohio 44654

Sugarcreek Branch (3)	Apple Valley Branch (2)	Danville Branch (2)
1035 W. Main Street	21841 Plank Road	701 S. Market Street
Sugarcreek, Ohio 44681	Howard, Ohio 43028	Danville, Ohio 43014

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

PART II

Item 5 Market for Registrant’s Common Stock and Related Stockholder Matters

As of December 31, 2003, the Company had 1,021 shareholders of record, as calculated by excluding individual participants in securities positions listings, who collectively held 664,788 of the 1,000,000 authorized shares of the Company’s no par value stock.

There is no established public trading market for the Company’s common stock and the shares of the Company are not listed on any exchange. Sale price information is based on information reported to the Company by individual buyers and sellers of the Company stock. The following table summarizes the high and low prices and dividend information for 2003 and 2002. Cash dividends are paid on a semi-annual basis.

Quarter Ended		High	Low	Cash Dividends Paid
2003	March 31	$95.00	$93.00	N/A
	June 30	95.00	95.00	.90
	September 30	95.00	95.00	N/A
	December 31	95.00	91.25	.95

2002	March 31	$92.54	$91.97	N/A
	June 30	93.00	93.00	.85
	September 30	93.00	93.00	N/A
	December 31	93.00	93.00	.90

The Company has paid regular semi-annual cash dividends since it became a bank holding company in 1992, and assuming the ability to do so, it is anticipated that the Company will continue to declare regular semi-annual cash dividends.

For information on dividends per share, net income per share and ratio of dividends to net income per share see the Selected Financial Data of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2003, included in this report as Exhibit 13 and is incorporated herein by reference.

The ability of the Company to pay dividends will depend on the earnings of its subsidiary bank and its financial condition, as well as other factors such as market conditions, interest rates and regulatory requirements. Therefore, no assurances may be given as to the continuation of the Company’s ability to pay dividends or maintain its present level of earnings. For a discussion on subsidiary dividends see Note 15 to the audited Consolidated Financial Statements of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2003, included in this report as Exhibit 13 and is incorporated herein by reference.

The common stock of the Company is not subject to any redemption provisions or restrictions on alienability. The common stock is entitled to share pro rata in dividends and in distributions in the event of dissolution or liquidation. There are no options, warrants, privileges or other rights with respect to Company stock at the present time, nor are any such rights proposed to be issued.

Item 6 Selected Financial Data

Selected Financial Data of the annual report to shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2003, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2003, included in this report as Exhibit 13, and is incorporated herein by reference. Additional statistical information noted below is provided pursuant to SEC’s Industry Guide 3, Statistical Disclosure by Bank Holding Companies.

Investment Portfolio

Book Value of Investments

Book values of investment securities at December 31 are as follows (in thousands):

	2003	2002	2001	2000	1999
Securities available for sale:
U.S. Treasury Securities	$—	$—	$—	$—	$3,000
Obligations of U.S. Government Agencies and Corporations	17,582	39,048	51,420	46,158	38,150

Total available for sale	17,582	39,048	51,420	46,158	41,150

Securities held to maturity:
Obligations of States and Political subdivisions	39,900	40,591	38,305	34,514	32,797
Corporate securities	729	987	1,498	1,615	1,627

Total held to maturity	40,629	41,578	39,803	36,129	34,424

Total	$58,211	$80,626	$91,223	$82,287	$75,574

MATURITY SCHEDULE OF INVESTMENTS

The following table presents the investment portfolio, the weighted average yield and maturities at December 31, 2003 (dollars in thousands):

	Within three months		After three months but Within one year		After one year but Within five years		After five but Within ten years		After 10 years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Available for Sale (1) Obligations of U.S. Government Agencies and Corporations	$1,001	5.66%	$—	0.00%	$12,686	3.75%	$3,895	4.65%	$—	0.00%	$17,582

Total	$1,001	5.66%	$—	0.00%	$12,686	3.75%	$3,895	4.65%	$—	0.00%	$17,582

Held to Maturity Obligations of States and Political subdivisions (2)	$220	4.66%	$3,213	4.17%	$15,414	4.31%	$18,332	4.44%	$2,721	4.22%	$39,900
Corporate bonds	175	5.30%	100	5.90%	454	5.94%	—	0.00%	—	0.00%	729

Total	$395	9.96%	$3,313	10.07%	$15,868	4.36%	$18,332	4.44%	$2,721	4.22%	$40,629

(1)	The weighted average yield has been computed using the historical amortized cost for available for sale securities.
(2)	Weighted average yields on nontaxable obligations have been computed based on actual yield stated on the security.

Excluding holdings of U.S. Treasury and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the Bank’s shareholder equity at December 31, 2003.

TYPES OF LOANS

The following table presents the composition of the loan portfolio and the percentage of loans by type as follows (dollars in thousands):

	December 31,
	2003		2002		2001		2000		1999
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real estate-residential	$88,649	44.0%	$73,143	41.8%	$55,812	36.7%	$53,529	35.3%	$48,960	34.0%
Real estate-farm	12,298	6.1	9,108	5.2	3,377	2.2	3,945	2.6	4,380	3.0
Real estate-commercial	42,090	20.8	35,005	20.0	24,117	15.9	23,063	15.2	23,718	16.5
Real estate-construction	10,978	5.4	11,812	6.7	2,937	1.9	2,044	1.3	1,397	1.0
Commercial and other	38,269	19.0	35,160	20.1	37,205	24.4	38,355	25.3	37,767	26.3
Consumer and credit card	9,413	4.7	10,929	6.2	28,710	18.9	30,864	20.3	27,555	19.2

	$201,697	100.0%	$175,157	100.0%	$152,158	100.0%	$151,800	100.0%	$143,777	100.0%

The largest category of loans comprising the Bank’s loan portfolio is residential real estate loans. These loans are primarily single-family residential real estate loans secured by a first mortgage on the dwelling. The risks associated with these loans are primarily the risk of default in repayment and inadequate collateral. Real estate commercial loans represent the second largest category and include development loans as well as investment commercial real estate loans. These loans have risks, which include the risk of default in the repayment of principal and inadequate collateral as well as the risk of cash flow interruption due to, in the case of rental real estate, the inability to obtain or collect adequate rental rates. The next largest loan segment of the Bank’s loan portfolio is the commercial and other category. The loans comprising this category represent loans to business interest located primarily within the Bank’s defined market areas, with no significant industry concentration. Commercial loans include both secured and unsecured loans. The risks associated with these loans are principally the risk in default of the repayment of principal resulting from economic problems of the commercial customer, economic downturn affecting the market in general and in the case of secured loans, inadequate collateral.

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATE

The following table presents maturity distribution and interest rate sensitivity of real estate – commercial, real estate - construction and commercial and other loans at December 31, 2003 (dollars in thousands):

	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total
Real estate – commercial	$36,704	$4,765	$621	$42,090
Real estate – construction	9,335	371	1,272	10,978
Commercial and other	30,626	6,668	975	38,269

	$76,665	$11,804	$2,868	$91,337

Fixed interest rates	$3,995	$11,444	$2,868	$18,307
Variable interest rates	72,670	360	—	73,030

	$76,665	$11,804	$2,868	$91,337

RISK ELEMENTS

Loans are subject to ongoing periodic monitoring by management and the board of directors. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower. At December 31, 2003 all of the non-accrual loans are comprised of seven loans. Four are consumer loans totaling approximately $29,000, which are secured by vehicles. One is a mortgage loan for approximately $134,000, which is secured by farm real estate. The remaining two commercial loans total approximately $57,000 secured by equipment and real estate. The following table presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, renegotiated loans, other real estate and repossessed assets at December 31, (dollars in thousands).

	December 31,
	2003	2002	2001	2000	1999
Loans on nonaccrual basis	$220	$149	$144	$298	$287
Loans past due 90 days or more	1	—	125	340	312
Renegotiated loans	—	—	—	—	—

Total nonperforming loans	221	149	269	638	599

Other real estate	—	—	—	—	—
Repossessed assets	—	—	—	—	—

Total nonperforming assets	$221	$149	$269	$638	$599

Nonperforming loans as a percent of total loans	.11%	.08%	.18%	.42%	.42%

Nonperforming loans as a percent of total assets	.08%	.05%	.10%	.24%	.25%

Nonperforming assets as a percent of total assets	.08%	.05%	.10%	.24%	.25%

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $10,800 and the amount of interest income that was recognized was $0 for the year ended December 31, 2003.

There are no loans as of December 31, 2003, other than those disclosed above, where known information about the borrower caused management to have serious doubts about the borrower’s ability to comply with their contractual repayment obligations. There are no concentrations of loans to borrowers engaged in similar activities, which exceed 10% of total loans that management is aware of. Based upon the ongoing quarterly review and assessment of credit quality, management is not aware of any trends or uncertainties related to any accounts which might have a material adverse effect on future earnings, liquidity or capital resources.

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
Allowance for loan losses at beginning of year	$2,326	$2,261	$2,359	$1,887	$1,851
Provision charged to expense	390	210	262	540	240
Charge-offs:
Real estate-residential	6	18	—	—	—
Real estate-farm	—	—	—	—	—
Real estate-commercial	—	—	—	—	—
Real estate-construction	—	—	—	—	—
Commercial and other	16	43	122	42	171
Consumer and credit card	99	262	364	207	113

Total charge-offs	121	323	486	249	284

Recoveries:
Real estate-residential	—	—	—	—	—
Real estate-farm	—	—	—	—	—
Real estate-commercial	—	—	—	—	—
Real estate-construction	—	—	—	—	—
Commercial and other	19	14	21	112	13
Consumer and credit card	88	164	105	69	67

Total recoveries	107	178	126	181	80

Net charge-offs	14	145	360	68	204

Business acquisition	—	—	—	—	—

Allowance for loan losses at end of period	$2,702	$2,326	$2,261	$2,359	$1,887

Total loans outstanding	$201,697	$175,157	$152,158	$151,800	$143,777

Average loans outstanding	$187,554	$162,413	$153,488	$147,224	$140,202

Allowance for loan losses as a percent of total loans	1.34%	1.33%	1.49%	1.55%	1.31%

Net charge-offs as a percent of average loans	.01%	.09%	.24%	.05%	.15%

The Bank reviews the adequacy of its allowance for loan losses on a quarterly basis. In determining the adequacy of its allowance account the Bank makes general allocations based upon loan categories, nonaccrual, past due and classified loans. After general allocations, the Bank makes specific allocations for individual credits. The Bank has determined that the reserve is adequate as of December 31, 2003, based upon its analysis and experience. However, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses.

The following table presents management’s estimate of the allocation of the allowance for loan losses among the loan categories, although the entire allowance balance is available to absorb any actual charge-offs that may occur, along with the percentage of loans in each category to total loans for the years ended December 31 (dollars in thousands):

	2003		2002		2001		2000		1999
	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans
Real estate – residential	$432	44.0%	$338	41.8%	$254	36.7%	$450	35.3%	$412	34.0%
Real estate – farm	124	6.1	60	5.2	74	2.2	23	2.6	21	3.0
Real estate – commercial	704	20.8	376	20.0	373	15.9	350	15.2	321	16.5
Real estate – construction	—	5.4	—	6.7	—	1.9	11	1.3	10	1.0
Commercial and other loans	1,038	19.0	967	20.1	964	24.4	705	25.3	646	26.3
Consumer and credit loans	404	4.7	585	6.2	596	18.9	820	20.3	477	19.2

	$2,702	100.0%	$2,326	100.0%	$2,261	100.0%	$2,359	100.0%	$1,887	100.0%

CONTRACTUAL OBLIGATIONS

The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the financial statements for December 31, 2003, attached hereto as Exhibit 13 to this Form 10K.

(In thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Borrowed funds	9,10	4,875	876	719	1,340	7,810

Certificates of Deposit	8	74,130	18,045	15,674	14	107,863

Operating Leases	—	13	38	38	333	422

Deposits without a stated maturity	—	133,861	—	—	—	133,861

The Company has entered into an operating lease to lease 1,600 square feet with a drive-thru facility within the German Village Store in Berlin, Ohio beginning in May 2004 and expiring in the year 2024 with an additional ten year option.

COMMITMENTS

The following table details the amounts and expected maturities of significant commitments as of December 31, 2003. Further discussion of these commitments is included in Note 14 to the financial statements as of December 31, 2003, attached hereto as Exhibit 13 to this Form 10K.

(In thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Commitments to extent credit
Commercial	17,051	893	1,030	2	18,976
Residential real estate	2,078	—	—	—	2,078
Revolving home equity	—	—	—	8,216	8,216
and credit card lines	1,993	—	—	—	1,993
Standby letters of credit	356	—	—	—	356

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

In an effort to reduce interest rate risk and protect itself from the negative effects or rapid or prolonged changes in interest rates, the Bank has instituted certain asset and liability management measures, including underwriting long-term fixed rate loans that are saleable in the secondary market, offering longer term deposit products and diversifying the loan portfolio into shorter term consumer and commercial business loans. In addition, since the mid-1980’s, the Bank has originated adjustable-rate loans and as of December 31, 2003, they comprised approximately 80.8% of the total loan portfolio.

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

The Bank conducts the rate sensitivity analysis through the use of a simulation model which also monitors earnings at risk by projecting earnings of the Bank based upon an economic forecast of the most likely interest rate movement. The model also calculates earnings of the Bank based upon what are estimated to be the largest foreseeable rate increase and the largest foreseeable rate decrease. Such analysis translates interest rate movements and the Bank’s rate sensitivity position into dollar amounts by which earnings may fluctuate as a result of rate changes. A 2% immediate increase in interest rates would increase earnings by 20.0% and a 2% immediate decrease in interest rates would decrease earnings by 19.9%.

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

During 2003, the Bank’s focus was on spreading out the maturities of time deposits within the one to five year time frame while continuing to make variable rate loans. The above strategy was implemented to better position the Bank for rate changes in a rising rate environment. The Bank’s asset/liability management focus for 2004 will include improving the Bank’s rate sensitivity gap. As noted above, at December 31, 2003 the Bank was asset sensitive; however, the cumulative rate sensitivity gap was such that the Bank’s earnings and capital should not be materially affected by the repricing of assets and liabilities due to decreases in interest rates in 2004.

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

The following table presents the Bank’s interest rate sensitivity gap position as of December 31, 2003 (dollars in thousands):

INTEREST RATE SENSITIVITY GAPS

(IN THOUSANDS)

	2004	2005	2006	2007	2008	Thereafter	Total
Interest-earnings assets:
Loans:
Fixed	$12,847	$8,390	$5,206	$4,190	$1,493	$6,627	$38,753
Variable	161,769	888	287	—	—	—	162,944
Securities:
Fixed	4,709	8,036	9,166	6,709	4,643	24,948	58,211
Variable	—	—	—	—	—	—	—
Other interest-earning assets	8,321	—	—	—	—	—	8,321

Total interest-earning assets	187,646	17,314	14,659	10,899	6,136	31,575	268,229

Interest-bearing liabilities:
Demand and savings deposits	24,779	24,779	24,779	24,779	—	—	99,116
Time deposits:
Fixed	73,901	13,737	4,298	7,283	8,391	14	107,624
Variable	229	10	—	—	—	—	239
Short-term borrowings	4,365	—	—	—	—	—	4,365
FHLB advances	510	460	416	377	342	1,340	3,445

Total interest-bearing liabilities	103,784	38,986	29,493	32,439	8,733	1,354	214,789

Interest rate sensitivity gap	83,862	(21,672)	(14,834)	(21,540)	(2,597)	30,221

Cumulative rate sensitivity gap	$83,862	$62,190	$47,356	$25,816	$23,219	$53,440

Cumulative interest rate sensitivity gap as a percent of interest earning assets	31.27%	23.19%	17.66%	9.62%	8.66%	19.92%

Item 8 Financial Statements and Supplementary Data

The report of independent auditors and consolidated financial statements included in the Annual Report to shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2003, included in this report as Exhibit 13, are incorporated herein by reference.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Part III

Item 10 Directors and Executive Officers of Registrant

The following table lists the Executive Officers of the Company and its subsidiary, Killbuck Savings Bank Company, and certain other information with respect to each individual, as of December 31, 2003. The information required by this item with respect to Directors and other executive officers of the Company and its subsidiary, Killbuck Savings Bank Company, is incorporated herein by reference to the information under the heading “Election of Directors and Information with Respect to Directors and Officers” in the Proxy Statement of the Company. The information required regarding disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the information under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement of the Company.

Name	Age	All Positions with Company and Bank
Luther E. Proper	55	President and CEO of the Company and the Bank since 1991. Vice-chairman of the Board of Directors of both the Company and the Bank since 2001.

Craig A. Lawhead	46	Vice president and treasurer of Company since 1992; Executive vice president of bank since 1991.

Diane S. Knowles	41	Vice president and secretary of Company since July, 2000; Senior vice president and Chief Financial Officer of Bank since June, 2000.

The Board of Directors has determined that the Company does not have an audit committee financial expert serving on its audit committee. However, the Board of Directors has determined that each audit committee member has sufficient knowledge in financial and auditing matters to serve on the committee. At this time, the Board does not believe it is necessary to actively search for an outside person to serve on the Board who would qualify as a financial expert.

The Company has adopted a code of ethics that applies to its principal executive, financial and accounting officers. A copy of the code of ethics is posted on the Company’s web site at http://www.killbuckbank.com/bank.cfm. In the event we make any amendment to, or grant any waiver of, a provision of the code of ethics that applies to the principal executive, financial or accounting officer, or any person performing similar functions, that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver, the nature of and reasons for it, along with the name of the person to whom it was granted and the date, on our internal website.

Item 11 Executive Compensation

Information required by this item is incorporated herein by reference to the information under the heading “Executive Compensation and Other Information” in the Proxy Statement of the Company.

Item 12 Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated herein by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement of the Company. The Company currently has no equity compensation plans or arrangements, such as stock option or restricted stock arrangements, pursuant to which equity securities of the Company are authorized for issuance.

Item 13 Certain Relationships and Related Transactions

Information required by this item is incorporated herein by reference to the information under the heading “Certain Relationships and Related Transactions” in the Proxy Statement of the Company and in Note 4 of the Notes to Consolidated Financial statements included in the Annual Report to Shareholders for the year ended December 31, 2003, included in this report as Exhibit 13, and incorporated herein by reference.

Item 14 Principal Accountant Fees and Services

Information required by this item is incorporated here in by reference to the information under the heading “Audit Committee Report” in the Proxy Statement of the Company.

Part IV

Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8

Financial Statements and Schedules

The following consolidated financial statements of Killbuck Bancshares, Inc. and subsidiary, included in the Annual Report to Shareholders for the year ended December 31, 2003, are incorporated by reference in item 8:

Report of Independent Auditors’
Consolidated Balance Sheet at December 31, 2003 and 2002
Consolidated Statement of Income for the Years ended December 31, 2003, 2002 and 2001
Consolidated Statement of Changes in Shareholders’ Equity for the Years ended December 31, 2003, 2002 and 2001
Consolidated Statement of Cash Flows for the Years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
Schedules are omitted because they are inapplicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 2003.

Exhibits

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit Number	Description

3(i)	Certificate and Articles of Incorporation of Killbuck Bancshares, Inc.*

3(ii)	Code of regulations of Killbuck Bancshares, Inc.*

10.1	Employment Agreement

10.2	Employment Agreement

10.3	Employment Agreement

12	Statement regarding computation of ratios.

13	Portions of the 2003 Annual Report to Shareholders

21	Subsidiary of the Holding Company.*

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to an identically numbered exhibit to the Form 10 (File No. 000-24147) filed with SEC on April 30, 1998 and subsequently amended on July 8, 1998 and July 31, 1998.

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

Signatures	Description	Date

/s/ Luther E. Proper Luther E. Proper	President, Chief Executive Officer and Director	March 23, 2004

/s/ John W. Baker John W. Baker	Director	March 23, 2004

/s/ Ted Bratton Ted Bratton	Director	March 23, 2004

/s/ Richard L. Fowler Richard L. Fowler	Director	March 23, 2004

/s/ Allan R. Mast Allan R. Mast	Director	March 23, 2004

/s/ Max A. Miller Max A. Miller	Director	March 23, 2004

/s/ Dean J. Mullet Dean J. Mullet	Director	March 24, 2004

/s/ Kenneth E. Taylor Kenneth E. Taylor	Director	March 23, 2004

/s/ Michael S. Yoder Michael S. Yoder	Director	March 23, 2004

/s/ Diane S. Knowles Diane S. Knowles	Chief Financial and Chief Accounting Officer	March 23, 2004

Exhibit Index

		Page Number
3(i)	Certificate and Articles of Incorporation of Killbuck Bancshares, Inc.	N/A

3(ii)	Code of Regulations of Killbuck Bancshares, Inc.	N/A

10.1	Employment Agreement	1

10.2	Employment Agreement	7

10.3	Employment Agreement	13

12	Statement Regarding Computation of Ratios	19

13	Portions of the 2003 Annual Report to Shareholders	22

21	Subsidiary of the Holding Company	N/A

31.1	Section 302 Certification	63

31.2	Section 302 Certification	64

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sabanes-Oxley Act of 2002	65

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Enacted pursuant to Section 906 of the Sabanes-Oxley Act of 2002.	66