Form 10-Q
period 2004-03-31
KILLBUCK BANCSHARES INC
filed 2004-05-13
CIK 1060455

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2004

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant, calculated by reference to the stock valuation done on Killbuck Bancshares, Inc. common stock as of December 31, 2003 was $61,048,520 and was $60,990,095 as of March 31, 2004 (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

Class: Common Stock, no par value

Outstanding at May 4, 2004: 663,044

KILLBUCK BANCSHARES, INC.

Killbuck Bancshares, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$8,660,472	$9,755,218
Federal funds sold	8,300,000	7,800,000

Total cash and cash equivalents	16,960,472	17,555,218

Investment securities:
Securities available for sale	14,863,152	17,582,096
Securities held to maturity (market value of $42,954,101 and $42,952,009)	39,965,351	40,628,977

Total investment securities	54,828,503	58,211,073

Loans (net of allowance for loan losses of $2,792,430 and $2,701,943)	207,864,402	198,628,138

Loans held for sale	202,500	521,450
Premises and equipment, net	4,967,520	5,020,577
Accrued interest receivable	1,344,356	924,193
Goodwill, net	1,329,249	1,329,249
Other assets	2,091,675	1,949,477

Total assets	$289,588,677	$284,139,375

LIABILITIES
Deposits:
Noninterest bearing demand	$40,118,641	$40,136,527
Interest bearing demand	36,924,621	34,745,944
Money market	20,735,275	17,398,777
Savings	42,745,494	41,579,239
Time	106,924,029	107,863,327

Total deposits	247,448,060	241,723,814
Federal Home Loan Bank advances	3,253,066	3,444,805
Short-term borrowings	3,515,000	4,365,000
Accrued interest and other liabilities	566,827	544,202

Total liabilities	254,782,953	250,077,821

SHAREHOLDERS’ EQUITY
Common stock – No par value: 1,000,000 shares authorized, 718,431 issued	8,846,670	8,846,670
Retained earnings	30,203,878	29,430,710
Accumulated other comprehensive income	195,898	166,471
Treasury stock, at cost (54,258 and 53,643 shares)	(4,440,722)	(4,382,297)

Total shareholders’ equity	34,805,724	34,061,554

Total liabilities and shareholders’ equity	$289,588,677	$284,139,375

See accompanying notes to the consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2004	2003
INTEREST INCOME
Interest and fees on loans	$2,767,931	$2,753,444
Federal funds sold	13,782	35,196
Investment securities:
Taxable	171,794	410,666
Exempt from federal income tax	432,481	453,497

Total interest income	3,385,988	3,652,803

INTEREST EXPENSE
Deposits	754,992	1,053,291
Federal Home Loan Bank advances	55,485	69,546
Short term borrowing	1,348	1,442

Total interest expense	811,825	1,124,279

NET INTEREST INCOME	2,574,163	2,528,524

Provision for loan losses	90,000	105,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,484,163	2,423,524

NONINTEREST INCOME
Service charges on deposit accounts	183,341	148,733
Gain on sale of loans, net	26,937	60,608
Other income	34,272	35,485

Total other income	244,550	244,826

NONINTEREST EXPENSE
Salaries and employee benefits	926,351	880,167
Occupancy and equipment expense	243,721	273,323
Professional fees	72,239	70,889
Franchise tax	108,000	104,262
Other expenses	395,379	391,571

Total other expense	1,745,690	1,720,212

INCOME BEFORE INCOME TAXES	983,023	948,138
Income taxes	209,855	196,407

NET INCOME	$773,168	$751,731

Earning per common share	$1.16	$1.10

Weighted Average shares outstanding	664,369	682,158

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2004

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income
Balance, December 31, 2003	$8,846,670	$29,430,710	$166,471	$(4,382,297)	$34,061,554

Net income		773,168			773,168	$773,168
Purchase of Treasury stock, at cost (615 shares)				(58,425)	(58,425)
Other comprehensive income:
Net unrealized gain on securities, net of tax			29,427		29,427	29,427

Comprehensive income						$802,595

Balance, March 31, 2004	$8,846,670	$30,203,878	$195,898	$(4,440,722)	$34,805,724

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$773,168	$751,731
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	90,000	105,000
Gain on sale of loans	(26,937)	(60,608)
Provision for depreciation and amortization	101,081	125,578
Origination of loans held for sale	(3,894,760)	(6,794,700)
Proceeds from the sale of loans	4,240,647	6,642,108
Federal Home Loan Bank stock dividend	(11,400)	(12,300)
Net change in:
Accrued interest and other assets	(566,121)	(695,027)
Accrued expenses and other liabilities	22,625	79,681

Net cash provided by operating activities	728,303	141,463

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	3,322,627	7,046,342
Purchases	(560,037)	(4,053,415)
Investment securities held to maturity:
Proceeds from maturities and repayments	655,697	926,679
Purchases	—	(1,134,673)
Net increase in loans	(9,326,264)	(2,911,657)
Purchase of premises and equipment	(39,154)	(22,834)

Net cash used in investing activities	(5,947,131)	(149,558)

FINANCING ACTIVITIES
Net increase in demand, money market and savings deposits	6,663,544	3,636,324
Net decrease in time deposits	(939,298)	(2,953,323)
Repayment of Federal Home Loan Bank advances	(191,739)	(223,462)
Net decrease in short term borrowings	(850,000)	(1,094,993)
Purchase of Treasury stock	(58,425)	(293,229)

Net cash used in financing activities	4,624,082	(928,683)

Net decrease in cash and cash equivalents	(594,746)	(936,778)
Cash and cash equivalents at beginning of period	17,555,218	20,307,448

Cash and cash equivalents at end of period	$16,960,472	$19,370,670

Supplemental Disclosures of Cash Flows Information
Cash Paid During the Period For:
Interest on deposits and borrowings	$830,813	$1,156,601

Income taxes	$—	$—

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

These statements should be read in conjunction with the consolidated statements of and for the year ended December 31, 2003 and related notes which are included on the Form 10-K (file no. 000-24147)

NOTE 2 – EARNINGS PER SHARE

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

NOTE 3 – COMPREHENSIVE INCOME

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is comprised of the following:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Net income	$773,168	$751,731
Other comprehensive income:
Net unrealized gain on securities	44,587	(202,187)
Tax effect	(15,160)	68,744

Total comprehensive income	$802,595	$618,288

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

Financial Condition

Total assets at March 31, 2004 were $289,589,000 compared to $284,139,000 at December 31, 2003.

Cash and cash equivalents decreased by $595,000 or 3.4% from December 31, 2003, to March 31, 2004, with federal funds sold increasing $500,000. This decrease improved the Bank’s net interest margin by investing in higher yielding assets at March 31, 2004.

Investment securities available for sale decreased by $2,719,000 or 15.5% from December 31, 2003, due to net maturities, calls, and repayments. Investments held to maturity decreased $664,000 or 1.6% due to maturities, calls and repayments.

Net loans increased by $9,236,000 or 4.6% from December 31, 2003, to March 31, 2004. An increase of $4,965,000 occurred in the real estate loan category, which is attributable primarily to residential and commercial lending activity; which was created by a continuation of aggressively marketing loans in this low rate environment. Commercial and other loan balances increased by $4,826,000 due to seasonal changes and inventory growth while consumer loan balances decreased by $555,000.

Total deposits at March 31, 2004 were $247,448,000 compared to $241,724,000 at December 31, 2003. Time deposits decreased $939,000, demand accounts increased $2,160,000 and money market and savings accounts increased $4,503,000. Management attributes these changes to maturing time deposits and the volatility of interest rates and consumer expectations of rising rates.

Federal Home Loan Bank advances decreased $192,000 due to scheduled repayments and short-term borrowings decreased $850,000 at March 31, 2004 from December 31, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Financial Condition (Continued)

Shareholders’ Equity increased by $744,000 or 2.2%, which was mainly due to earnings of $773,000 for the first three months of 2004 increased by a $29,000 unrealized gain on securities included in other comprehensive income and decreased by the purchase of Treasury stock for $58,000. Treasury stock purchases are monitored against the Company’s Strategic Plan and the goals set forth in the plan. The Treasury stock purchases have been within the Strategic Plan’s guidelines for the first three months of 2004. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At March 31, 2004, the total capital ratio was 17.36%; the Tier I capital ratio was 16.12%, and the leverage ratio was 11.83%, compared to regulatory capital requirements of 8.00%, 4.00% and 4.00% respectively. These ratios are well in excess of regulatory capital requirements.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2004 and 2003

Net income for the three-month period ended March 31, 2004, was $773,000 an increase of $21,000 or 2.8% from the $752,000 reported at March 31, 2003.

Total interest income of $3,386,000 for the three-month period ended March 31, 2004, compares to $3,653,000 for the same period in 2003, a decrease of $267,000 or 7.3%. The majority of the overall decrease in total interest income is attributed to a decrease in interest on taxable securities of approximately $236,000 or 88.4% of the overall decrease, which is due mainly to a decline in the average balance. The overall decrease in interest income resulted primarily from a decrease in the average yield on the underlying principle balances of interest earning assets. See “Average Balance Sheet” for the three-month periods ended March 31, 2004 and March 31, 2003.

Total interest expense of $812,000 for the three-month period ending March 31, 2004, represents a decrease of $312,000 from the $1,124,000 reported for the same three-month period in 2003. The decrease in interest expense resulted primarily from a decrease in the average principle balances of interest bearing liabilities. See “Average Balance Sheet” for the three-month periods ended March 31, 2004 and March 31, 2003.

Net interest income of $2,574,000 for the three months ended March 31, 2004, compares to $2,529,000 for the same three-month period in 2003, an increase of $45,000 or 1.8%.

Total other income for the three month period ended March 31, 2004 remains stable at approximately $245,000 compared to $245,000 for the same three month period in 2003. Gains on sale of loans decreased $34,000 due to decreased activity caused by fluctuating fixed loan rates, other income decreased $1,000 due to a decrease of $3,000 in miscellaneous income, and an increase of $35,000 in miscellaneous service charges due to a fee increase instituted in the second quarter of 2003.

Total other expense of $1,746,000 for the three months ended March 31, 2004, compares to $1,720,000 for the same three-month period in 2003. This represents an increase of $26,000 or 1.5%. Of the $26,000 approximately $46,000 was attributable to normal recurring employee cost increases for annual salary increases, staff additions, employee benefits and a commercial calling officer being hired in the second quarter of 2003 for the Apple Valley branch. A decrease of approximately $29,000 was attributable to occupancy and equipment expenses. Of this $29,000, approximately $22,000 is due to the main components of the computer network being fully depreciated in the fourth quarter of 2003.

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

Cash and amounts due from depository institutions and federal funds sold totaled $16,960,000 at March 31, 2004. These assets provide the primary source of liquidity for the Company. In addition, management has designated a portion of the investment portfolio, $14,863,000 as available for sale and has an available unused line of credit of $33,134,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at March 31, 2004. As of March 31, 2004, the Company had commitments to fund loans of approximately $2,281,000 and unused lines of credit totaling $24,800,000.

Cash was provided during the three month period ended March 31, 2004, mainly from operating activities of $.7 million, the maturities and repayments of investment securities of $4.0 million, and net increase in deposits of $5.7 million. Cash was used during the three month period ended March 31, 2004, mainly to fund a net increase in loans of $9.3 million, and for the purchase of investment securities of $.6 million. In addition $1.0 million was also used to reduce Federal Home Loan Bank advances and short-term borrowings during the first three months of 2004 and $.1 million was used to purchase Treasury Stock. Cash and cash equivalents totaled $17.0 million at March 31, 2004, a decrease of $.6 million from $17.6 million at December 31, 2003.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at March 31, 2004, and December 31, 2003. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

	March 31, 2004	December 31, 2003
	(dollars in thousands)
Loans on nonaccrual basis	$184	$220
Loans past due 90 days or more	1	1
Renegotiated loans	—	—

Total nonperforming loans	185	221

Other real estate	—	—
Repossessed assets	—	—

Total nonperforming assets	$185	$221

Nonperforming loans as a percent of total loans	0.09%	0.11%

Nonperforming loans as a percent of total assets	0.06%	0.08%

Nonperforming assets as a percent of total assets	0.06%	0.08%

Management monitors impaired loans on a continual basis. As of March 2004, impaired loans had no material effect on the Company’s financial position or results from operations.

The allowance for loan losses at March 31, 2004, totaled $2,792,000 or 1.32% of total loans as compared to $2,702,000 or 1.34% at December 31, 2003. Provisions for loan losses were $90,000 for the three months ended March 31, 2004 and $105,000 for the three months ended March 31, 2003.

The level of funding for the provision is a reflection of the overall loan portfolio. Nonperforming loans consist of approximately $41,000 in commercial real estate, $142,000 in one to four family residential mortgages, and $2,000 in consumer loans. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion.

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

	March 31, 2004			March 31, 2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(2)(3)	$204,690,051	$2,767,931	5.41%	$177,031,179	$2,753,444	6.22%
Securities-taxable (4)	16,693,125	160,384	3.84%	36,651,948	395,763	4.32%
Securities-nontaxable	39,574,460	432,481	4.37%	40,512,306	453,497	4.48%
Securities-equity (4)(5)	1,498,097	11,410	3.05%	1,453,384	14,903	4.10%
Federal funds sold	5,915,207	13,782.93%		12,470,630	35,196	1.13%

Total interest earnings assets	268,370,940	3,385,988	5.05%	268,119,447	3,652,803	5.45%

Noninterest earning assets
Cash and due from other institutions	8,698,484			7,919,803
Premises and equipment, net	5,006,787			5,165,298
Accrued interest	698,967			962,837
Other assets	2,430,379			2,251,958
Less allowance for loan losses	(2,736,750)			(2,375,520)

Total noninterest earnings assets	14,097,867			13,924,376

Total Assets	$282,468,807			$282,043,823

Liabilities and Shareholders Equity
Interest bearing liabilities:
Interest bearing demand	$32,643,784	$30,414	0.37%	$31,185,451	$46,052	0.59%
Money market accounts	19,192,236	41,216	0.86%	17,501,027	51,264	1.17%
Savings deposits	41,780,319	76,990	0.74%	39,842,044	121,461	1.22%
Time deposits	107,407,464	606,372	2.26%	115,332,231	834,514	2.89%
Short term borrowings	4,160,325	1,348	0.13%	4,502,788	1,442	0.13%
Federal Home Loan Advances	3,323,902	55,485	6.68%	4,139,623	69,546	6.72%

Total interest bearing liabilities	208,508,030	811,825	1.56%	212,503,164	1,124,279	2.12%

Noninterest bearing liabilities:
Demand deposits	38,777,579			34,099,117
Accrued expenses and other liabilities	1,124,190			1,603,449

Total noninterest bearing liabilities	39,901,769			35,702,566

Shareholder’s equity	34,059,008			33,838,093

Total Liabilities and Equity	$282,468,807			$282,043,823

Net interest income		$2,574,163			$2,528,524

Interest rate spread (6)			3.49%			3.33%

Net yield on interest earning assets (7)			3.84%			3.77%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $94,134 and $87,210 in 2004 and 2003, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Three-Month Period Ended March 2004 Compared to 2003 Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$1,720	$(1,705)	$15
Securities-taxable	(863)	627	(236)
Securities-nontaxable	(42)	21	(21)
Securities-equities	2	(5)	(3)
Federal funds sold	(73)	51	(22)

Total interest earning
Assets	744	(1,011)	(267)

Interest expense
Interest bearing demand	9	(24)	(15)
Money market accounts	20	(30)	(10)
Savings deposits	24	(68)	(44)
Time deposits	(229)	—	(229)
Short-term borrowing	—	—	—
Federal Home Loan Bank
Advances	(57)	43	(14)

Total interest bearing
Liabilities	(233)	(79)	(312)

Net change in net interest income	$977	$(932)	$45

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

At March 31, 2004, the Company had a cumulative positive gap of $104.8 million or 35.75% at the one-year horizon. The gap analysis indicates that if interest rates were to rise 200 basis points (2.00%), the Company’s net interest income would improve at the one-year horizon because the Company’s rate sensitive assets would reprice faster than rate sensitive liabilities. Conversely, if rates were to fall 200 basis points, the Company’s net interest income would decline.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates. The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments.

The simulation also calculates net interest income based upon rate increases or decrease of + or – 200 basis points (or 2.00%) in 100 basis point (or 1.00%) increments. The analysis reprices the balance sheet and forecasts future cash flows over a one-year horizon at the net interest rate levels. The cash flows are then totaled to calculate net interest income. Assumptions are made for loan and investment pre-payment speeds and are incorporated into the simulation as well. Loan and investment pre-payment speeds will increase as interest rates decrease and slow as interest rates rise. The current analysis indicates that, given a 200 basis point overnight decrease in interest rates, the Company would experience a potential $645,000 or 19.69% decline in net interest income. If rates were to increase 200 basis points, the analysis indicates that the Company’s net interest income would increase $651,000 or 19.86%. It is important to note, however, that this exercise would be a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease.

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

Much of the Bank’s deposits have the ability to reprice immediately, however, deposit rates are not tied to an external index. As a result, although changing market interest rates impact repricing, the Bank retains much of the control over repricing by determining itself the extent and timing of repricing deposit products. In addition, the Bank maintains a portion of its investment portfolio as available for sale securities and also has a significant variable rate loan portfolio, which is used to offset rate sensitive liabilities.

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

Part II – OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 2 - Changes in the rights of the Company’s security holders

None

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2004	615	$95.00	N/A	N/A

February 1 – 29, 2004	—	—	N/A	N/A

March 1 – 31, 2004	—	—	N/A	N/A

Total (1)	615	$95.00	N/A	N/A

(1)	615 shares of common stock were purchased by Killbuck Bancshares in an open-market transaction.

Item 3 - Defaults by the Company on its senior securities

None

Item 4 - Results of votes of security holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

a)	The following exhibits are included in this report or incorporated herein by reference:

3.1(i)	Articles of Incorporation of Killbuck Bancshares, Inc.*

3.1(ii)	Amendment to the Articles of Incorporation of Killbuck Bancshares, Inc. increasing authorized shares.

3.2	Code of Regulations of Killbuck Bancshares, Inc.*

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Independent Accountant’s Report

b)	No reports on Form 8-K were filed during the quarter of the period covered by this report.

*	Incorporated by reference to an identically numbered exhibit to the Form 10 (file No. 0-24147) filed with SEC on April 30, 1998 and subsequently amended on July 8, 1998 and July 31, 1998.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Killbuck Bancshares, Inc.

Date: May 12, 2004	By:	/s/ Luther E. Proper
Luther E. Proper President and Chief Executive Officer

Date: May 12, 2004	By:	/s/ Diane Knowles
Diane Knowles Chief Financial Officer