Form 10-Q
period 2004-06-30
KILLBUCK BANCSHARES INC
filed 2004-08-13
CIK 1060455

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2004

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant, calculated by reference to the stock valuation done on Killbuck Bancshares, Inc. common stock as of December 31, 2003 was $61,048,520 and was $60,720,865 as of June 30, 2004 (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

Class: Common Stock, no par value

Outstanding at July 31, 2004: 661,644

KILLBUCK BANCSHARES, INC.

Killbuck Bancshares, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$8,992,635	$9,755,218
Federal funds sold	—	7,800,000

Total cash and cash equivalents	8,992,635	17,555,218

Investment securities:
Securities available for sale	12,191,121	17,582,096
Securities held to maturity (market value of $41,056,685 and $42,954,101)	39,328,036	40,628,977

Total investment securities	51,519,157	58,211,073

Loans (net of allowance for loan losses of $2,849,035 and $2,792,430)	213,602,458	198,628,138

Loans held for sale	176,000	521,450
Premises and equipment, net	4,989,887	5,020,577
Accrued interest receivable	914,536	924,193
Goodwill, net	1,329,249	1,329,249
Other assets	2,279,801	1,949,477

Total assets	$283,803,723	$284,139,375

LIABILITIES
Deposits:
Noninterest bearing demand	$39,116,126	$40,136,527
Interest bearing demand	32,467,374	34,745,944
Money market	16,696,223	17,398,777
Savings	41,999,187	41,579,239
Time	106,477,514	107,863,327

Total deposits	236,756,424	241,723,814
Federal Home Loan Bank advances	7,076,444	3,444,805
Short-term borrowings	5,020,000	4,365,000
Accrued interest and other liabilities	418,263	544,202

Total liabilities	249,271,131	250,077,821

SHAREHOLDERS’ EQUITY
Common stock – No par value: 1,000,000 shares authorized, 718,431 issued	8,846,670	8,846,670
Retained earnings	30,356,116	29,430,710
Accumulated other comprehensive income	10,783	166,471
Treasury stock, at cost (56,787 and 53,643 shares)	(4,680,977)	(4,382,297)

Total shareholders’ equity	34,532,592	34,061,554

Total liabilities and shareholders’ equity	$283,803,723	$284,139,375

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Six Months Ended June 30,
	2004	2003
INTEREST INCOME
Interest and fees on loans	$5,616,648	$5,503,404
Federal funds sold	19,997	62,172
Investment securities:
Taxable	323,208	783,021
Exempt from federal income tax	860,894	908,817

Total interest income	6,820,747	7,257,414

INTEREST EXPENSE
Deposits	1,479,021	2,031,193
Federal Home Loan Bank advances	108,251	135,943
Short term borrowings	3,980	2,575

Total interest expense	1,591,252	2,169,711

NET INTEREST INCOME	5,229,495	5,087,703
Provision for loan losses	120,000	210,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,109,495	4,877,703

OTHER INCOME
Service charges on deposit accounts	386,647	345,558
Gain on sale of loans, net	34,515	157,543
Other income	73,826	70,209

Total other income	494,988	573,310

OTHER EXPENSE
Salaries and employee benefits	1,985,360	1,876,393
Occupancy and equipment expense	486,535	522,312
Professional fees	119,173	131,346
Franchise tax	216,467	191,031
Other expenses	821,218	805,234

Total other expense	3,628,753	3,526,316

INCOME BEFORE INCOME TAXES	1,975,730	1,924,697
Income taxes	420,433	403,293

NET INCOME	$1,555,297	$1,521,404

Earning per common share	$2.34	$2.24

Weighted Average shares outstanding	663,644	679,624

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended June 30,
	2004	2003
INTEREST INCOME
Interest and fees on loans	$2,848,717	$2,749,960
Federal funds sold	6,214	26,976
Investment securities:
Taxable	151,414	372,355
Exempt from federal income tax	428,413	455,320

Total interest income	3,434,758	3,604,611

INTEREST EXPENSE
Deposits	724,029	977,902
Federal Home Loan Bank advances	52,766	66,397
Short term borrowings	2,632	1,133

Total interest expense	779,427	1,045,432

NET INTEREST INCOME	2,655,331	2,559,179
Provision for loan losses	30,000	105,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,625,331	2,454,179

OTHER INCOME

Service charges on deposit accounts	203,306	196,825
Gain on sale of loans, net	7,578	96,935
Other income	39,554	34,724

Total other income	250,438	328,484

OTHER EXPENSE
Salaries and employee benefits	1,059,009	996,226
Occupancy and equipment expense	242,814	248,989
Professional fees	46,935	60,457
Franchise tax	108,467	86,769
Other expenses	425,837	413,663

Total other expense	1,883,062	1,806,104

INCOME BEFORE INCOME TAXES	992,707	976,559
Income taxes	210,578	206,886

NET INCOME	$782,129	$769,673

Earning per common share	$1.18	$1.14

Weighted Average shares outstanding	662,919	677,089

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2004

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income

Balance, December 31, 2003	$8,846,670	$29,430,710	$166,471	$(4,382,297)	$34,061,554

Net income		1,555,297			1,555,297	$1,555,297
Purchase of Treasury stock, at cost (3,144 shares)				(298,680)	(298,680)
Other comprehensive income:
Net unrealized loss on securities, net of tax			(155,688)		(155,688)	(155,688)

Comprehensive income						$1,399,609

Cash dividends paid ($.95 per share)		(629,891)			(629,891)

Balance, June 30, 2004	$8,846,670	$30,356,116	$10,783	$(4,680,977)	$34,532,592

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$1,555,297	$1,521,404
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	120,000	210,000
Gain on sale of loans	(34,515)	(157,543)
Provision for depreciation and amortization	237,239	284,660
Origination of loans held for sale	(5,959,260)	(13,484,042)
Proceeds from the sale of loans	6,339,225	13,546,935
Federal Home Loan Bank stock dividend	(22,700)	(23,100)
Net change in:
Accrued interest and other assets	(217,763)	(174,576)
Accrued expenses and other liabilities	(125,939)	21,923

Net cash provided by operating activities	1,891,584	1,745,661

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	5,710,482	16,866,126
Purchases	(561,188)	(7,054,142)
Investment securities held to maturity:
Proceeds from maturities and repayments	1,265,505	1,619,361
Purchases	—	(2,561,875)
Net increase in loans	(15,094,320)	(9,342,761)
Purchase of premises and equipment	(165,324)	(114,383)

Net cash used in investing activities	(8,844,845)	(587,674)

FINANCING ACTIVITIES
Net (decrease)increase in demand, money market and savings deposits	(3,581,577)	6,624,571
Net decrease in time deposits	(1,385,813)	(3,382,622)
Proceeds from Federal Home Loan Bank advances	4,000,000	—
Repayments of Federal Home Loan Bank advances	(368,361)	(433,759)
Net increase (decrease) in short term borrowings	655,000	(1,759,993)
Purchase of Treasury stock	(298,680)	(646,534)
Dividends paid	(629,891)	(609,323)

Net cash used in financing activities	(1,609,322)	(207,660)

Net (decrease) increase in cash and cash equivalents	(8,562,583)	950,327
Cash and cash equivalents at beginning of period	17,555,218	20,307,448

Cash and cash equivalents at end of period	$8,992,635	$21,257,775

Supplemental Disclosures of Cash Flows Information
Cash Paid During the Period For:
Interest on deposits and borrowings	$1,621,241	$2,212,698

Income taxes	$433,858	$440,517

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

NOTE 3 – COMPREHENSIVE INCOME

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is comprised of the following:

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Net income	$1,555,297	$1,521,404
Other comprehensive income:
Net unrealized (loss) gain on securities	(235,892)	(237,006)
Tax effect	80,204	80,582

Total comprehensive income	$1,399,609	$1,364,980

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
Net income	$782,129	$769,673
Other comprehensive income:
Net unrealized (loss) gain on securities	(280,478)	(34,819)
Tax effect	95,363	11,838

Total comprehensive income	$597,014	$746,692

Recent Accounting Pronouncements

In December 2003, the FASB issued a revision to Interpretation 46, Consolidation of Variable Interest Entities, which established standards for identifying a variable interest entity (“VIE”) and for determining under what circumstances a VIE should be consolidated with its primary beneficiary. The Interpretation requires consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the interpretation, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. The adoption of this Interpretation has not and is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2003, the Financial Accounting Standards Board (“FASB”) revised FAS No. 132, Employers’ Disclosures about Pension and Other Postretirement Benefit. This statement retains the disclosures required by FAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair value of plan assets. Additional disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This statement retains reduced disclosure requirements for nonpublic entities from FAS No. 132, and it includes reduced disclosure for certain of the new requirements. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The adoption of this statement did not have a material effect on the Company’s disclosure requirements.

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

Financial Condition

Total assets at June 30, 2004 were $283,804,000 compared to $284,139,000 at December 31, 2003.

Cash and cash equivalents decreased by $8,562,000 or 48.8% from December 31, 2003, to June 30, 2004, with federal funds sold decreasing $7,800,000. This decrease improved the Bank’s net interest margin by investing in higher yielding assets at June 30, 2004.

Investment securities available for sale decreased by $5,391,000 or 30.7% from December 31, 2003, due to net maturities, calls, and repayments. Investments held to maturity decreased $1,301,000 or 3.2% due to maturities, calls and repayments.

Net loans increased by $14,974,000 or 7.5% from December 31, 2003, to June 30, 2004. An increase of $10,872,000 occurred in the real estate loan category, which is attributable primarily to residential and commercial lending activity; which was created by a continuation of aggressively marketing loans in this low rate environment. Commercial and other loan balances increased by $5,020,000 due to seasonal changes and inventory growth while consumer loan balances decreased by $918,000.

Total deposits at June 30, 2004 were $236,756,000 compared to $241,724,000 at December 31, 2003. Time deposits decreased $1,386,000, demand accounts decreased $3,299,000 and money market and savings accounts decreased $283,000. Management attributes these changes to maturing time deposits and the volatility of interest rates and consumer expectations of rising rates. Furthermore, management also believes various customers are investing their funds in their businesses and the stock market.

Federal Home Loan Bank advances increased $3,631,000 due to $4,000,000 in new advances, which was used to help fund loan growth, and scheduled repayments and short-term borrowings increased $655,000 at June 30, 2004 from December 31, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Financial Condition (Continued)

Shareholders’ Equity increased by $471,000 or 1.4%, which was mainly due to earnings of $1,555,000 for the first six months of 2004 decreased by a $156,000 unrealized loss on securities included in other comprehensive income, dividends paid totaling $630,000, and by the purchase of Treasury stock for $298,000. Treasury stock purchases are monitored against the Company’s Strategic Plan and the goals set forth in the plan. The Treasury stock purchases have been within the Strategic Plan’s guidelines for the first six months of 2004. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At June 30, 2004, the total capital ratio was 17.46%; the Tier I capital ratio was 16.21%, and the leverage ratio was 12.06%, compared to regulatory capital requirements of 8.00%, 4.00% and 4.00% respectively. These ratios are well in excess of regulatory capital requirements.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2004 and 2003

Net income for the six-month period ended June 30, 2004, was $1,555,000, an increase of $34,000 or 2.2% from the $1,521,000 reported at June 30, 2003.

Total interest income of approximately $6,821,000 for the six-month period ended June 30, 2004, compares to $7,258,000 for the same period in 2003, a decrease of $437,000 or 6.0%. $460,000 of the decrease in total interest income is attributed to a decrease in investment securities – taxable. Investment income decreased $508,000 or 30.0% for the six-month period ended June 30, 2004 compared to the same period for 2003. The decrease in investment income is due to a decrease in volume. Average investment balances were $55,987,000 compared to $77,533,000 and the yields were 4.2% compared to 4.4% for the first six months of 2004 and 2003 respectively. See “Average Balance Sheet” for the six-month periods ended June 30, 2004 and 2003. Interest and fees on loans increased $113,000 or 2.1% for the six-month period ended June 30, 2004 compared to the same period for 2003. The increase in interest and fees on loans is due to an increase in the volume of loans. Average loan balances were $209,107,000 for the first six months of 2004 compared to $180,187,000 for the first six months of 2003 and the yield on loans decreased to 5.4% for the first six months of 2004 compared to 6.1% for the first six months of 2003.

Total interest expense of $1,591,000 for the six-month period ending June 30, 2004 represents a decrease of $579,000 from the $2,170,000 reported for the same six-month period in 2003. The decrease in interest expense on deposits of $552,000 is due mainly to the decreases in the average yield on the underlying principle balances of the interest bearing liabilities. Average interest bearing deposits were $201,420,000 for the first six months of 2004 compared to $204,809,000 for the first six months of 2003. The cost on interest bearing deposits was 1.5%, compared to 2.0% for the six-month periods of 2004 and 2003 respectively. See “Average Balance Sheet” for the six-month periods ended June 30, 2004 and 2003.

Net interest income of $5,230,000 for the six months ended June 30, 2004, compares to $5,088,000 for the same six-month period in 2003, an increase of $142,000 or 2.8%.

Total other income for the six month period ended June 30, 2004, of $495,000 compares to $573,000 for the same six month period in 2003, a decrease of $78,000 or 13.6%. Gains on sale of loans decreased $123,000 due to decreased activity caused by increasing loan rates. The increase of $41,000 in service charges on deposit accounts was attributable to various service charges that were increased effective April 1, 2003. Other income increased $4,000 due to the increases in miscellaneous other service charges.

Total other expense of $3,629,000 for the six months ended June 30, 2004, compares to $3,526,000 for the same six-month period in 2003. This represents an increase of $103,000 or 2.9%. Salary and employee benefits increased approximately $109,000 due to normal increases in salaries and employee benefits and additional business development staff hired in March 2003. The changes in the remaining expense accounts were attributable to increases in items that are normal and recurring in nature.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2004 and 2003

Net income for the three-month period ended June 30, 2004, was $782,000, an increase of $12,000 or 1.6% from the $770,000 reported at June 30, 2003.

Total interest income of approximately $3,435,000 for the three-month period ended June 30, 2004, compares to $3,604,000 for the same period in 2003, a decrease of $169,000 or 4.7%. $221,000 of the decrease in total interest income is attributed to a decrease in investment securities – taxable. The decrease in interest on investment securities of $247,000 was due to a decrease in the average balances outstanding of $54,209,000 for 2004 compared to $76,449,000 for 2003 and the yield was 4.3% compared to 4.3% for this three-month period of 2004 and 2003 respectively. See “Average Balance Sheet” for the three-month periods ended June 30, 2004 and 2003. Interest and fees on loans increased $99,000 or 3.6% for the three-month period ended June 30, 2004 compared to the same period for 2003. The increase in interest and fees on loans is due to an increase in the volume of the loan portfolio. Average loan balances were $213,524,000 compared to $183,342,000 and the yield was 5.3% compared to 6.0% for this three-month period of 2004 and 2003 respectively.

Total interest expense of $779,000 for the three-month period ending June 30, 2002, represents a decrease of $266,000 from the $1,045,000 reported for the same three-month period in 2003. The decrease in interest expense on deposits of $254,000 is due mainly to a decrease in volume of Time deposits. Average interest bearing deposits were $201,815,000 for this three-month period of 2004 compared to $205,757,000 for the same three months of 2003. The cost of interest bearing deposits was 1.4% compared to 1.9% for this three-month period of 2004 and 2003 respectively. See “Average Balance Sheet” for the three-month periods ended June 30, 2004 and 2003.

Net interest income of $2,655,000 for the three months ended June 30, 2004, compares to $2,559,000 for the same three-month period in 2003, an increase of $96,000 or 3.8%.

Total other income for the three month period ended June 30, 2004, of $250,000 compares to $328,000 for the same three month period in 2003, a decrease of $78,000 or 23.8%. Gains on sale of loans decreased $89,000 due to the Bank’s decreased activity caused by increasing loan rates. The service fee income on deposits increased $6,000 due to various service charges that were increased effective April 1, 2003. Other income increased $5,000 due to the increases in miscellaneous other service charges also effective April 1, 2003.

Total other expense of $1,883,000 for the three months ended June 30, 2004, compares to $1,806,000 for the same three-month period in 2003. This represents an increase of $77,000 or 4.3%. Salary and employee benefits increased $63,000 due to normal recurring employee cost increases for salary and employee benefits.

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

Cash and amounts due from depository institutions and federal funds sold totaled $8,993,000 at June 30, 2004. These assets provide the primary source of liquidity for the Company. In addition, management has designated a portion of the investment portfolio, $12,191,000 as available for sale and has an available unused line of credit of $29,860,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at June 30, 2004. As of June 30, 2004, the Company had commitments to fund loans of approximately $5,367,000 and unused lines of credit totaling $30,176,000.

Cash was provided during the six month period ended June 30, 2004, mainly from operating activities of $1.9 million, the maturities and repayments of investment securities of $7.0 million, and a net increase of $4.3 million in Federal Home Loan Bank advances and short-term borrowings. Cash was used during the six month period ended June 30, 2004, mainly to fund a net increase in loans of $15.1 million, for the purchase of investment securities of $.6 million, and the net decrease in deposits of $5.0 million. In addition $.2 million was used to purchase equipment, $.3 million was used to purchase Treasury Stock, and $.6 million was used to pay dividends to shareholders. Cash and cash equivalents totaled $9.0 million at June 30, 2004, a decrease of $8.6 million from $17.6 million at December 31, 2003.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at June 30, 2004, and December 31, 2003. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

	June 30, 2004	December 31, 2003
	(dollars in thousands)
Loans on nonaccrual basis	$246	$220
Loans past due 90 days or more	—	1
Renegotiated loans	—	—

Total nonperforming loans	246	221

Other real estate	—	—
Repossessed assets	—	—

Total nonperforming assets	$246	$221

Nonperforming loans as a percent of total loans	0.11%	0.11%

Nonperforming loans as a percent of total assets	0.09%	0.08%

Nonperforming assets as a percent of total assets	0.09%	0.08%

Management monitors impaired loans on a continual basis. As of June, 2004, impaired loans had no material effect on the Company’s financial position or results from operations.

The allowance for loan losses at June 30, 2004, totaled $2,849,035 or 1.32% of total loans as compared to $2,792,430 or 1.33% at December 31, 2003. Provisions for loan losses were $120,000 for the six months ended June 30, 2004 and $210,000 for the six months ended June 30, 2003.

The level of funding for the provision is a reflection of the overall loan portfolio. Nonperforming loans consist of approximately $37,000 in commercial real estate, and $209,000 in one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion.

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

Subsequent to June 30, 2004, a commercial loan for $ 1.3 million, has become delinquent and has been placed on nonaccrual. Management has contacted an auctioneer, who specializes in this type of facility, to evaluate the property and equipment. After the evaluation, the property may require a write-down to the allowance for loan losses before being sold. The auctioneer will market and sell the property. Management anticipates the completion of the transaction by the end of the fiscal year, December 31, 2004.

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

	Period Ended
	2004			2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$209,107,230	$5,616,648	5.37%	$180,186,763	$5,503,404	6.11%
Securities-taxable (4)	15,163,256	292,468	3.86%	35,273,285	748,890	4.25%
Securities-nontaxable (4)	39,320,035	860,894	4.38%	40,801,313	908,817	4.45%
Securities-Equity (4,5)	1,503,991	30,740	4.09%	1,458,767	34,131	4.68%
Federal funds sold	3,976,607	19,997	1.01%	11,130,352	62,172	1.12%

Total interest earnings assets	269,071,119	6,820,747	5.07%	268,850,480	7,257,414	5.40%

Noninterest earning assets:
Cash and due from other institutions	8,883,214			8,177,798
Premises and equipment, net	4,999,935			5,119,569
Accrued interest	770,799			1,038,991
Other assets	2,508,955			2,337,291
Less allowance for loan losses	(2,777,641)			(2,435,771)

Total noninterest earnings assets	14,385,262			14,237,878

Total Assets	$283,456,381			$283,088,358

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	$33,798,841	62,105.37%		$32,438,775	89,926.55%
Money market accounts	18,684,219	79,071.85%		17,586,300	98,743	1.12%
Savings deposits	41,751,044	136,103.65%		40,399,803	227,017	1.12%
Time deposits	107,185,496	1,201,742	2.24%	114,383,956	1,615,507	2.82%
Short term borrowings	3,996,246	3,980.20%		3,999,073	2,575.13%
Federal Home Loan Advances	3,312,933	108,251	6.54%	4,044,101	135,943	6.72%

Total interest bearing liabilities	208,728,779	1,591,252	1.52%	212,852,008	2,169,711	2.04%

Noninterest bearing liabilities:
Demand deposits	39,367,496			34,818,065
Accrued expenses and other liabilities	1,523,411			1,949,884

Total noninterest bearing liabilities	40,890,907			36,767,949

Shareholders’ equity	33,836,695			33,468,401

Total Liabilities and Shareholders’ Equity	$283,456,381			$283,088,358

Net interest income		$5,229,495			$5,087,703

Interest rate spread (6)			3.55%			3.36%

Net yield on interest earning assets (7)			3.89%			3.78%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $190,895 and $185,413 in 2004 and 2003, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Period Ended
	2004			2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$213,524,408	$2,848,717	5.34%	$183,342,348	$2,749,960	6.00%
Securities-taxable (4)	13,633,387	132,083	3.88%	33,894,622	353,127	4.17%
Securities-nontaxable (4)	39,065,610	428,413	4.39%	41,090,320	455,320	4.43%
Securities-Equity (4,5)	1,509,884	19,331	5.12%	1,464,150	19,228	5.25%
Federal funds sold	2,038,008	6,214	1.22%	9,790,072	26,976	1.10%

Total interest earnings assets	269,771,297	3,434,758	5.09%	269,581,512	3,604,611	5.35%

Noninterest earning assets:
Cash and due from other institutions	9,067,944			8,435,794
Premises and equipment, net	4,993,083			5,073,841
Accrued interest	842,632			1,115,144
Other assets	2,587,532			2,422,625
Less allowance for loan losses	(2,818,532)			(2,496,023

Total noninterest earnings assets	14,672,659			14,551,381

Total Assets	$284,443,956			$284,132,893

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	$34,953,898	31,692.36%		$33,692,098	43,874.52%
Money market accounts	18,176,202	37,855.83%		17,671,574	47,479	1.07%
Savings deposits	41,721,769	59,113.57%		40,957,562	105,556	1.03%
Time deposits	106,963,528	595,369	2.23%	113,435,681	780,993	2.75%
Short term borrowings	3,832,167	2,632.27%		3,495,358	1,133.13%
Federal Home Loan Advances	3,301,964	52,766	6.39%	3,948,580	66,397	6.73%

Total interest bearing liabilities	208,949,528	779,427	1.49%	213,200,853	1,045,432	1.96%

Noninterest bearing liabilities:
Demand deposits	39,957,412			35,537,012
Accrued expenses and other liabilities	1,922,635			2,296,319

Total noninterest bearing liabilities	41,880,047			37,833,331

Shareholders’ equity	33,614,381			33,098,709

Total Liabilities and Shareholders’ Equity	$284,443,956			$284,132,893

Net interest income		$2,655,331			$2,559,179

Interest rate spread (6)			3.60%			3.39%

Net yield on interest earning assets (7)			3.94%			3.80%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $96,762 and $98,203 in 2004 and 2003, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Six-Month Period Ended June 2004 Compared to 2003 Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$1,767	$(1,654)	$113
Securities-taxable	(854)	410	(444)
Securities-nontaxable	(66)	18	(48)
Securities-equities	2	(18)	(16)
Federal funds sold	(80)	38	(42)

Total interest earning Assets	769	(1,206)	(437)

Interest expense
Interest bearing demand	8	(36)	(28)
Money market accounts	12	(32)	(20)
Savings deposits	15	(106)	(91)
Time deposits	(203)	(210)	(413)
Short-term borrowing	—	1	1
Federal Home Loan Bank Advances	(49)	21	(28)

Total interest bearing Liabilities	(217)	(362)	(579)

Net change in net interest income	$986	$(844)	$142

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

	Three-Month Period Ended June 2004 Compared to 2003 Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$1,811	$(1,712)	$99
Securities-taxable	(844)	623	(221)
Securities-nontaxable	(90)	64	(26)
Securities-equities	2	(2)	—
Federal funds sold	(86)	65	(21)

Total interest earning Assets	793	(962)	(169)

Interest expense
Interest bearing demand	7	(19)	(12)
Money market accounts	5	(14)	(9)
Savings deposits	8	(55)	(47)
Time deposits	(178)	(8)	(186)
Short-term borrowing	—	2	2
Federal Home Loan Bank Advances	(43)	30	(13)

Total interest bearing Liabilities	(201)	(64)	(265)

Net change in net interest income	$994	$(898)	$96

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Market risk for the Company is comprised primarily from interest rate risk exposure and liquidity risk. Since virtually all of the interest-earning assets and paying liabilities are at the Bank, virtually all of the interest rate risk and liquidity risk lies at the Bank level. The Bank is not subject to any trading risk. In addition, the Bank does not participate in hedging transactions such as interest rate swaps and caps. Changes in interest rates will impact both income and expense recorded and also the market values of long-term interest-earnings assets. Interest rate risk and liquidity risk management is performed at the Bank level. Although the Bank has a diversified loan portfolio, loans outstanding to individuals and businesses are dependent upon the local economic conditions in the immediate trade area.

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

At June 30, 2004, the Company had a cumulative positive gap of $112.0 million or 38.89% at the one-year horizon. The gap analysis indicates that if interest rates were to rise 200 basis points (2.00%), the Company’s net interest income would improve at the one-year horizon because the Company’s rate sensitive assets would reprice faster than rate sensitive liabilities. Conversely, if rates were to fall 200 basis points, the Company’s net interest income would decline.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates. The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments.

The simulation also calculates net interest income based upon rate increases or decrease of + or – 200 basis points (or 2.00%) in 100 basis point (or 1.00%) increments. The analysis reprices the balance sheet and forecasts future cash flows over a one-year horizon at the net interest rate levels. The cash flows are then totaled to calculate net interest income. Assumptions are made for loan and investment pre-payment speeds and are incorporated into the simulation as well. Loan and investment pre-payment speeds will increase as interest rates decrease and slow as interest rates rise. The current analysis indicates that, given a 200 basis point overnight decrease in interest rates, the Company would experience a potential $700,000 or 20.22% decline in net interest income. If rates were to increase 200 basis points, the analysis indicates that the Company’s net interest income would increase $707,000 or 20.41%. It is important to note, however, that this exercise would be a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease.

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

Part II – OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities, Use of Proceeds and Issue Purchases of Equity Securities

None

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2004	615	$95.00	N/A	N/A
February 1 – 29, 2004	—	—	N/A	N/A
March 1 – 31, 2004	—	—	N/A	N/A
April 1 – 30, 2004	1,129	$95.00	N/A	N/A
May 1 – 31, 2004			N/A	N/A
June 1 – 30, 2004	1,400	$95.00	N/A	N/A

Total (1)	3,144	$95.00	N/A	N/A

(1)	3,144 shares of common stock were purchased by Killbuck Bancshares in open-market transactions.

Item 3 - Defaults by the Company on its senior securities

None

Item 4 - Results of votes of security holders

The following represent the results of matters submitted to a vote of the shareholders at the annual meeting held on April 26, 2004.

Affixing the number of directors at nine for 2004:

For	565,814
Abstain	138
Absent	152,479

Election of Directors:

The following directors were elected with terms to expire 2007:

	For	Withheld
Ted Bratton	565,814	152,617
Max A. Miller	565,814	152,617
Michael S. Yoder	565,814	152,617

Other directors not up for election but continuing in office include: John W. Baker; Richard L. Fowler; Kenneth E. Taylor; Dean J. Mullet; Luther E. Proper; and Allan R. Mast.

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

a)	The following exhibits are included in this report or incorporated herein by reference:

3.1(i)	Articles of Incorporation of Killbuck Bancshares, Inc.*
3.1(ii)	Amendment to the Articles of Incorporation of Killbuck Bancshares, Inc. increasing authorized shares.*
3.2	Code of Regulations of Killbuck Bancshares, Inc.*
10.1	Employment Contract
10.2	Employment Contract
10.3	Employment Contract
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Independent Accountant’s Report

b)	No reports on Form 8-K were filed during the quarter of the period covered by this report.

*	Incorporated by reference to an identically numbered exhibit to the Form 10 (file No. 0-24147) filed with SEC on April 30, 1998 and subsequently amended on July 8, 1998 and July 31, 1998.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Killbuck Bancshares, Inc.

Date: August 11, 2004	By:	/s/ Luther E. Proper
Luther E. Proper
President and
Chief Executive Officer

Date: August 11, 2004	By:	/s/ Diane Knowles
Diane Knowles
Chief Financial Officer