Form 10-Q
period 2004-09-30
KILLBUCK BANCSHARES INC
filed 2004-11-12
CIK 1060455

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2004

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

Class: Common Stock, no par value

Outstanding at October 21, 2004: 661,644

KILLBUCK BANCSHARES, INC.

Killbuck Bancshares, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2004	December 31, 2003

ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$8,707,454	$9,755,218
Federal funds sold	7,400,000	7,800,000

Total cash and cash equivalents	16,107,454	17,555,218

Investment securities:
Securities available for sale	11,057,552	17,582,096
Securities held to maturity (market value of $41,382,973 and $42,952,009)	38,997,938	40,628,977

Total investment securities	50,055,490	58,211,073

Loans (net of allowance for loan losses of $2,620,709 and $2,701,943)	215,844,113	198,628,138

Loans held for sale	—	521,450
Premises and equipment, net	5,054,921	5,020,577
Accrued interest receivable	1,372,310	924,193
Goodwill, net	1,329,249	1,329,249
Other assets	2,098,836	1,949,477

Total assets	$291,862,373	$284,139,375

LIABILITIES
Deposits:
Noninterest bearing demand	$41,048,680	$40,136,527
Interest bearing demand	31,631,834	34,745,944
Money market	20,519,218	17,398,777
Savings	43,456,461	41,579,239
Time	106,903,227	107,863,327

Total deposits	243,559,420	241,723,814
Federal Home Loan Bank advances	9,003,150	3,444,805
Short-term borrowings	3,260,000	4,365,000
Accrued interest and other liabilities	497,453	544,202

Total liabilities	256,320,023	250,077,821

SHAREHOLDERS’ EQUITY

Common stock – No par value: 1,000,000 shares authorized, 718,431 issued	8,846,670	8,846,670
Retained earnings	31,303,538	29,430,710
Accumulated other comprehensive income	73,119	166,471
Treasury stock, at cost (56,787 and 53,643 shares)	(4,680,977)	(4,382,297)

Total shareholders’ equity	35,542,350	34,061,554

Total liabilities and shareholders’ equity	$291,862,373	$284,139,375

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
INTEREST INCOME
Interest and fees on loans	$8,566,883	$8,258,515
Federal funds sold	37,105	84,186
Investment securities:
Taxable	455,827	1,065,691
Exempt from federal income tax	1,283,086	1,367,138

Total interest income	10,342,901	10,775,530

INTEREST EXPENSE
Deposits	2,220,557	2,926,778
Federal Home Loan Bank advances	181,459	198,460
Short term borrowings	6,588	3,761

Total interest expense	2,408,604	3,128,999

NET INTEREST INCOME	7,934,297	7,646,531

Provision for loan losses	150,000	300,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,784,297	7,346,531

OTHER INCOME
Service charges on deposit accounts	598,711	549,543
Gain on sale of loans, net	49,321	220,332
Other income	109,538	104,794

Total other income	757,570	874,669

OTHER EXPENSE
Salaries and employee benefits	2,916,543	2,729,869
Occupancy expense	208,808	197,920
Equipment expense	531,162	608,722
Professional fees	155,148	173,876
Franchise tax	325,169	294,956
Other expenses	1,200,299	1,217,738

Total other expense	5,337,129	5,223,081

INCOME BEFORE INCOME TAXES	3,204,738	2,998,119
Income taxes	702,019	637,715

NET INCOME	$2,502,719	$2,360,404

Earnings per common share	$3.77	$3.48

Weighted average shares outstanding	662,977	678,678

Dividends Declared Per Share	$.95	$.90

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended September 30,
	2004	2003
INTEREST INCOME
Interest and fees on loans	$2,950,235	$2,755,111
Federal funds sold	17,108	22,014
Investment securities:
Taxable	132,619	282,671
Exempt from federal income tax	422,192	458,321

Total interest income	3,522,154	3,518,117

INTEREST EXPENSE
Deposits	741,536	895,584
Federal Home Loan Bank advances	73,209	62,517
Short term borrowings	2,607	1,187

Total interest expense	817,352	959,288

NET INTEREST INCOME	2,704,802	2,558,829

Provision for loan losses	30,000	90,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,674,802	2,468,829

OTHER INCOME
Service charges on deposit accounts	212,064	203,985
Gain on sale of loans, net	14,807	62,790
Other income	35,712	34,584

Total other income	262,583	301,359

OTHER EXPENSE
Salaries and employee benefits	931,182	853,476
Occupancy expense	70,528	69,585
Equipment expense	182,908	214,745
Professional fees	35,975	42,530
Franchise tax	108,701	103,925
Other expenses	379,082	412,505

Total other expense	1,708,376	1,696,766

INCOME BEFORE INCOME TAXES	1,229,009	1,073,422
Income taxes	281,586	234,422

NET INCOME	$947,423	$839,000

Earnings per common share	$1.43	$1.24

Weighted average shares outstanding	661,644	676,788

Dividends Declared Per Share	$.00	$.00

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2004

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income
Balance, December 31, 2003	$8,846,670	$29,430,710	$166,471	$(4,382,297)	$34,061,554

Net income		2,502,719			2,502,719	$2,502,719
Purchase of Treasury stock, at cost (3,144 shares)				(298,680)	(298,680)
Other comprehensive income:
Net unrealized loss on securities, net of tax			(93,352)		(93,352)	$(93,352)

Comprehensive income						$2,409,367

Cash dividends paid ($.95 per share)	—	(629,891)	—	—	(629,891)

Balance, September 30, 2004	$8,846,670	$31,303,538	$73,119	$(4,680,977)	$35,542,350

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
Operating Activities
Net income	$2,502,719	$2,360,404
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150,000	300,000
Gain on sale of loans	(49,321)	(220,332)
Provision for depreciation and amortization	360,636	432,042
Origination of loans held for sale	(8,617,960)	(19,123,667)
Proceeds from the sale of loans	9,188,731	19,065,749
Federal Home Loan Bank stock dividend	(34,100)	(34,100)
Net change in:
Accrued interest and other assets	(515,284)	(589,098)
Accrued expenses and other liabilities	(46,749)	(46,248)

Net cash provided by operating activities	2,938,672	2,144,750

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	6,937,182	23,268,318
Purchases	(562,156)	(12,030,700)
Investment securities held to maturity:
Proceeds from maturities and repayments	1,577,095	1,869,715
Purchases	—	(3,906,657)
Net increase in loans	(17,365,975)	(20,923,511)
Purchase of premises and equipment	(332,962)	(214,767)

Net cash used in investing activities	(9,746,816)	(11,937,602)

FINANCING ACTIVITIES
Net increase in demand, money market and savings deposits	2,795,706	8,404,725
Net decrease in time deposits	(960,100)	(6,274,680)
Proceeds from Federal Home Loan Bank advances	6,035,000	—
Repayment of Federal Home Loan Bank advances	(476,655)	(580,986)
Net decrease in short term borrowings	(1,105,000)	(1,554,993)
Purchase of Treasury stock	(298,680)	(646,534)
Dividends paid	(629,891)	(609,323)

Net cash provided (used) in financing activities	5,360,380	(1,261,791)

Net decrease in cash and cash equivalents	(1,447,764)	(11,054,643)

Cash and cash equivalents at beginning of period	17,555,218	20,307,448

Cash and cash equivalents at end of period	$16,107,454	$9,252,805

Supplemental Disclosures of Cash Flows Information
Cash paid during the period for:
Interest on deposits and borrowings	$2,435,919	$3,198,227

Income taxes	$653,858	$690,517

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

NOTE 3 – COMPREHENSIVE INCOME

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is comprised of the following:

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net income	$2,502,719	$2,360,404
Other comprehensive income:
Net unrealized (loss) gain on securities	(141,443)	(455,060)
Tax effect	48,091	154,721

Total comprehensive income	$2,409,367	$2,060,065

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Net income	$947,423	$839,000
Other comprehensive income:
Net unrealized (loss) gain on securities	(94,449)	(218,054)
Tax effect	32,112	74,138

Total comprehensive income	$885,086	$695,084

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

In March 2004, the Financial Accounting Standards Board (“FASB”) reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments In Debt and Equity Securities and certain other investments. EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 cost method investment and disclosure provisions were effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. The Company adopted cost method investment and disclosure provisions of EITF 03-1 on June 30, 2004. The adoption did not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

Financial Condition

Total assets at September 30, 2004 were $291,862,000 compared to $284,139,000 at December 31, 2003.

Cash and cash equivalents decreased by $1,448,000 or 8.2% from December 31, 2003, to September 30, 2004, with federal funds sold decreasing $400,000. This decrease improved the Bank’s net interest margin by investing in higher yielding assets at September 30, 2004.

Investment securities available for sale decreased by $6,524,000 or 37.1% from December 31, 2003, due to net maturities, calls, and repayments. Investments held to maturity decreased $1,631,000 or 4.0% due to maturities, calls and repayments.

Net loans increased by $17,216,000 or 8.7% from December 31, 2003, to September 30, 2004. An increase of $13,788,000 occurred in the real estate loan category, which is attributable primarily to residential and commercial lending activity; which was created by a continuation of aggressively marketing loans in this low rate environment. Commercial and other loan balances increased by $4,069,000 due to the economic strength of the communities we serve and the continuing expansion of the businesses while consumer loan balances decreased by $641,000.

Total deposits at September 30, 2004 were $243,560,000 compared to $241,724,000 at December 31, 2003. Time deposits decreased $960,000, demand accounts decreased $2,202,000 and money market and savings accounts increased $4,998,000. Management attributes these changes to maturing time deposits and the volatility of interest rates and consumer expectations of rising rates. Furthermore, management also believes various customers are investing their funds in their businesses and the stock market.

Federal Home Loan Bank advances increased $5,558,000 due to $6,035,000 in new advances, which was used to help fund loan growth, and scheduled repayments and short-term borrowings decreased $1,105,000 at September 30, 2004 from December 31, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Financial Condition (Continued)

Shareholders’ Equity increased by $1,481,000 or 4.3%, which was mainly due to earnings of $2,503,000 for the first nine months of 2004 decreased by a $93,000 unrealized loss on securities included in other comprehensive income, dividends paid totaling $630,000, and by the purchase of Treasury stock for $299,000. Treasury stock purchases are monitored against the Company’s Strategic Plan and the goals set forth in the plan. The Treasury stock purchases have been within the Strategic Plan’s guidelines for the first nine months of 2004. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At September 30, 2004, the total capital ratio was 17.43%; the Tier I capital ratio was 16.19%, and the leverage ratio was 11.77%, compared to regulatory capital requirements of 8.00%, 4.00% and 4.00% respectively. These ratios are well in excess of regulatory capital requirements.

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 2004 and 2003

Net income for the nine-month period ended September 30, 2004, was $2,503,000, an increase of $143,000 or 6.1% from the $2,360,000 reported at September 30, 2003.

Total interest income of approximately $10,343,000 for the nine-month period ended September 30, 2004, compares to $10,775,000 for the same period in 2003, a decrease of $432,000 or 4.0%. $607,000 of the decrease in total interest income is attributed to a decrease in investment securities – taxable. Investment income decreased $693,000 or 28.5% for the nine month period ended September 30, 2004 compared to the same period for 2003. The decrease in investment income is due to a decrease in volume. Average investment balances were $54,834,000 compared to $75,669,000 and the yields were 4.2% compared to 4.3% for the first nine months of 2004 and 2003 respectively. See “Average Balance Sheet” for the nine month periods ended September 30, 2004 and 2003. Interest and fees on loans increased $308,000 or 3.7% for the nine month period ended September 30, 2004 compared to the same period for 2003. The increase in interest and fees on loans is due to an increase in the volume of loans. Average loan balances were $212,062,000 for the first nine months of 2004 compared to $183,602,000 for the first nine months of 2003 and the yield on loans decreased to 5.4% for the first nine months of 2004 compared to 6.0% for the first nine months of 2003.

Total interest expense of $2,409,000 for the nine month period ending September 30, 2004 represents a decrease of $720,000 from the $3,129,000 reported for the same nine month period in 2003. The decrease in interest expense on deposits of $706,000 is due mainly to the decreases in the average yield on the underlying principle balances of the interest bearing liabilities. Average interest bearing deposits were $201,831,000 for the first nine months of 2004 compared to $205,456,000 for the first nine months of 2003. The cost on interest bearing deposits was 1.5%, compared to 1.9% for the nine month periods of 2004 and 2003 respectively. See “Average Balance Sheet” for the nine month periods ended September 30, 2004 and 2003.

Net interest income of $7,934,000 for the nine months ended September 30, 2004, compares to $7,646,000 for the same nine-month period in 2003, an increase of $288,000 or 3.8%.

Total other income for the nine month period ended September 30, 2004, of $758,000 compares to $875,000 for the same nine month period in 2003, a decrease of $117,000 or 13.4%. Gains on sale of loans decreased $171,000 due to decreased activity caused by increasing loan rates. The increase of $49,000 in service charges on deposit accounts was attributable to various service charges that were increased effective April 1, 2003. Other income increased $5,000 due to the increases in miscellaneous other service charges.

Total other expense of $5,337,000 for the nine months ended September 30, 2004, compares to $5,223,000 for the same nine month period in 2003. This represents an increase of $114,000 or 2.2%. Salary and employee benefits increased approximately $187,000 due to: 1) Normal increases in salaries and employee benefits, 2) Additional business development staff hired in March 2003 for Knox County, and 3) Due to retirement of the branch manager, the bank hired new management personnel in June 2004 for the Tuscarawas County Office. Salary for the retiree will continue to be expensed through the first quarter of fiscal year 2005 for earned but non-accrued benefits. The changes in the remaining expense accounts were attributable to increases in items that are normal and recurring in nature.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2004 and 2003

Net income for the three-month period ended September 30, 2004, was $947,000, an increase of $108,000 or 12.9% from the $839,000 reported at September 30, 2003.

Total interest income of approximately $3,522,000 for the three-month period ended September 30, 2004, compares to $3,518,000 for the same period in 2003, an increase of $4,000 or .1%. The increase in total interest income is attributed to an increase in interest and fees on loans. Interest and fees on loans increased $195,000 or 7.1% for the three-month period ended September 30, 2004 compared to the same period for 2003. The increase in interest and fees on loans is due to an increase in the volume of the loan portfolio. Average loan balances were $217,972,000 compared to $191,129,000 and the yield was 5.41% compared to 5.8% for this three-month period of 2004 and 2003 respectively. The decrease in interest on investment securities of $186,000 was due to a decrease in the average balances outstanding of $52,526,000 for 2004 compared to $72,032,000 for 2003 and the yield was 4.2% compared to 4.1% for this three-month period of 2004 and 2003 respectively. See “Average Balance Sheet” for the three-month periods ended September 30, 2004 and 2003.

Total interest expense of $817,000 for the three-month period ending September 30, 2004, represents a decrease of $142,000 from the $959,000 reported for the same three-month period in 2003. The decrease in interest expense on deposits of $155,000 is due mainly to a decrease in volume of Time deposits. Average interest bearing deposits were $202,654,000 for this three-month period of 2004 compared to $206,750,000 for the same three months of 2003. The cost of interest bearing deposits was 1.5% compared to 1.7% for this three-month period of 2004 and 2003 respectively. See “Average Balance Sheet” for the three-month periods ended September 30, 2004 and 2003.

Net interest income of $2,705,000 for the three months ended September 30, 2004, compares to $2,559,000 for the same three-month period in 2003, an increase of $146,000 or 5.7%.

Total other income for the three month period ended September 30, 2004, of $262,000 compares to $301,000 for the same three month period in 2003, a decrease of $39,000 or 13.0%. Gains on sale of loans decreased $48,000 due to the Bank’s decreased activity caused by increasing loan rates. The service fee income on deposits increased $8,000 due to increased ATM usage and NSF activity. The changes in the remaining income accounts were attributable to increases in items that are normal and recurring in nature.

Total other expense of $1,708,000 for the three months ended September 30, 2004, compares to $1,697,000 for the same three-month period in 2003. This represents an increase of $11,000 or .6%. Salary and employee benefits increased $78,000 due to normal recurring employee cost increases for salary and employee health benefits and hiring new management personnel for Tuscarawas County due to a retiring manager. The retiree will continue to have salary expenses through the first quarter of fiscal year 2005 due to earned but non-accrued benefits.

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

Cash and amounts due from depository institutions and federal funds sold totaled $16,107,000 at September 30, 2004. These assets provide the primary source of liquidity for the Company. In addition, management has designated a portion of the investment portfolio, $11,058,000 as available for sale and has an available unused line of credit of $27,933,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at September 30, 2004. As of September 30, 2004, the Company had commitments to fund loans of approximately $4,931,000 and unused lines of credit totaling $34,346,000.

Cash was provided during the nine month period ended September 30, 2004, mainly from operating activities of $2.9 million, the maturities and repayments of investment securities of $8.5 million, the net increase in deposits of $1.8 million, and a net increase of $4.5 million in Federal Home Loan Bank advances and short-term borrowings. Cash was used during the nine month period ended September 30, 2004, mainly to fund a net increase in loans of $17 million and for the purchase of investment securities of $.6 million. In addition $.3 million was used to purchase equipment, $.3 million was used to purchase Treasury Stock, and $.6 million was used to pay dividends to shareholders. Cash and cash equivalents totaled $16.1 million at September 30, 2004, a decrease of $1.5 million from $17.6 million at December 31, 2003.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at September 30, 2004, and December 31, 2003. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

	September 30, 2004	December 31, 2003
	(dollars in thousands)
Loans on nonaccrual basis	$1,161	$220
Loans past due 90 days or more	—	1
Renegotiated loans	—	—

Total nonperforming loans	1,161	221

Other real estate	—	—
Repossessed assets	—	—

Total nonperforming assets	$1,161	$221

Nonperforming loans as a percent of total loans	0.53%	0.11%

Nonperforming loans as a percent of total assets	0.40%	0.08%

Nonperforming assets as a percent of total assets	0.40%	0.08%

Management monitors impaired loans on a continual basis. As of September 30, 2004, impaired loans had no material effect on the Company’s financial position or results from operations.

The allowance for loan losses at September 30, 2004, totaled $2,621,000 1.20% of total loans as compared to $2,702,000 or 1.34% at December 31, 2003. Provisions for loan losses were $150,000 for the nine months ended September 30, 2004 and $300,000 for the nine months ended September 30, 2003.

The level of funding for the provision is a reflection of the overall loan portfolio. Nonperforming loans consist of approximately $1,000,000 in commercial real estate, and $161,000 in one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion.

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

A commercial loan for $ 1.3 million, which became delinquent in the third quarter and was placed on nonaccrual, has been written down by approximately $300,000 to the allowance for loan loss. Management has contracted with an auctioneer, who specializes in this type of collateral, to market and sell the property and equipment. Before the end of the fiscal year, the commercial real estate will be reappraised. After the appraisal, the property may require a write-down to the allowance for loan losses before being sold. Management anticipates the sale of the collateral by the end of the fiscal year, December 31, 2004; however, the transaction may not be concluded by the 31st .

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

	Period Ended
	2004			2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	Period Ended
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$212,062,178	$8,566,883	5.39%	$183,601,710	$8,258,515	6.00%
Securities-taxable (4)	14,233,604	411,241	3.85%	32,919,378	1,018,346	4.12%
Securities-nontaxable (4)	39,090,539	1,283,086	4.38%	41,315,729	1,367,138	4.41%
Securities-Equity (4,5)	1,509,470	44,586	3.94%	1,464,312	47,345	4.31%
Federal funds sold	4,442,159	37,105	1.11%	10,056,542	84,186	1.12%

Total interest earnings assets	271,337,950	10,342,901	5.08%	269,357,671	10,775,530	5.32%

Noninterest earning assets:
Cash and due from other institutions	9,264,824			8,430,502
Premises and equipment, net	5,017,270			5,107,653
Accrued interest	747,725			1,322,395
Other assets	2,536,677			2,387,916
Less allowance for loan losses	(2,804,344)			(2,468,562)

Total noninterest earnings assets	14,762,152			14,779,904

Total Assets	$286,100,102			$284,137,575

Liabilities and Shareholders’ Equity

Interest bearing liabilities:
Interest bearing demand	$33,539,143	92,317	0.37%	$32,527,531	124,719.51%
Money market accounts	19,169,649	125,305	0.87%	18,956,666	150,340	1.06%
Savings deposits	42,024,082	196,404	0.62%	40,438,648	315,344	1.04%
Time deposits	107,097,907	1,806,531	2.25%	113,533,183	2,336,375	2.74%
Short term borrowings	3,880,116	6,588	0.23%	3,873,926	3,761.13%
Federal Home Loan Advances	5,097,304	181,459	4.75%	3,945,768	198,460	6.71%

Total interest bearing liabilities	210,808,201	2,408,604	1.52%	213,275,722	3,128,999	1.95%

Noninterest bearing liabilities:
Demand deposits	39,803,933			35,375,439
Accrued expenses and other liabilities	1,920,949			2,270,213

Total noninterest bearing liabilities	41,724,882			37,645,652

Shareholders’ equity	33,567,019			33,216,201

Total Liabilities and Shareholders’ Equity	$286,100,102			$284,137,575

Net interest income		$7,934,297			$7,646,531

Interest rate spread (6)			3.56%			3.37%

Net yield on interest earning assets (7)			3.90%			3.78%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $251,142 and $291,754 in 2004 and 2003, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Period Ended
	2004			2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$217,972,074	$2,950,235	5.41%	$191,128,514	$2,755,111	5.77%
Securities-taxable (4)	12,374,300	118,773	3.84%	28,211,564	269,457	3.82%
Securities-nontaxable (4)	38,631,548	422,192	4.37%	42,344,560	458,321	4.33%
Securities-Equity (4,5)	1,520,429	13,846	3.64%	1,475,400	13,215	3.58%
Federal funds sold	5,373,262	17,108	1.27%	7,908,925	22,013	1.11%

Total interest earnings assets	275,871,613	3,522,154	5.11%	271,068,963	3,518,117	5.19%

Noninterest earning assets:
Cash and due from other institutions	10,028,044			8,935,909
Premises and equipment, net	5,051,939			5,083,821
Accrued interest	701,577			1,192,293
Other assets	2,592,122			2,489,167
Less allowance for loan losses	(2,857,751)			(2,534,144)

Total noninterest earnings assets	15,515,931			15,167,046

Total Assets	$291,387,544			$286,236,009

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	$33,019,746	30,211	0.37%	$32,705,044	34,792	0.43%
Money market accounts	20,140,509	46,235	0.92%	21,697,396	51,597	0.95%
Savings deposits	42,570,157	60,301	0.57%	40,516,340	88,327	0.87%
Time deposits	106,922,729	604,789	2.26%	111,831,637	720,868	2.58%
Short term borrowings	3,647,857	2,607	0.29%	3,623,631	1,187	0.13%
Federal Home Loan Advances	8,666,047	73,209	3.38%	3,749,103	62,517	6.67%

Total interest bearing liabilities	214,967,045	817,352	1.52%	214,123,151	959,288	1.79%

Noninterest bearing liabilities:
Demand deposits	40,676,807			36,490,188
Accrued expenses and other liabilities	2,716,024			2,910,870

Total noninterest bearing liabilities	43,392,831			39,401,058

Shareholders’ equity	33,027,668			32,711,800

Total Liabilities and Shareholders’ Equity	$291,387,544			$286,236,009

Net interest income		$2,704,802			$2,558,829

Interest rate spread (6)			3.59%			3.40%

Net yield on interest earning assets (7)			3.92%			3.78%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $60,247 and $106,341 in 2004 and 2003, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Nine-Month Period Ended September 2004 Compared to 2003 Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$1,707	$(1,399)	$308
Securities-taxable	(770)	163	(607)
Securities-nontaxable	(98)	14	(84)
Securities-equities	2	(4)	(2)
Federal funds sold	(63)	16	(47)

Total interest earning Assets	778	(1,210)	(432)

Interest expense
Interest bearing demand	5	(38)	(33)
Money market accounts	2	(27)	(25)
Savings deposits	16	(135)	(119)
Time deposits	(177)	(352)	(529)
Short-term borrowing	—	3	3
Federal Home Loan Bank
Advances	77	(94)	(17)

Total interest bearing Liabilities	(77)	(643)	(720)

Net change in net interest income	$855	$(567)	$288

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

	Three-Month Period Ended September 2004 Compared to 2003 Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$1,548	$(1,353)	$195
Securities-taxable	(606)	455	(151)
Securities-nontaxable	(161)	125	(36)
Securities-equities	2	(1)	1
Federal funds sold	(28)	23	(5)

Total interest earning Assets	755	(751)	4

Interest expense
Interest bearing demand	1	(6)	(5)
Money market accounts	(15)	9	(6)
Savings deposits	18	(46)	(28)
Time deposits	(127)	11	(116)
Short-term borrowing	—	2	2
Federal Home Loan Bank
Advances	325	(314)	11

Total interest bearing Liabilities	202	(344)	(142)

Net change in net interest income	$553	$(407)	$146

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

At September 30, 2004, the Company had a cumulative positive gap of $108.9 million or 36.85% at the one-year horizon. The gap analysis indicates that if interest rates were to rise 200 basis points (2.00%), the Company’s net interest income would improve at the one-year horizon because the Company’s rate sensitive assets would reprice faster than rate sensitive liabilities. Conversely, if rates were to fall 200 basis points, the Company’s net interest income would decline.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates. The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments.

The simulation also calculates net interest income based upon rate increases or decrease of + or – 200 basis points (or 2.00%) in 100 basis point (or 1.00%) increments. The analysis reprices the balance sheet and forecasts future cash flows over a one-year horizon at the net interest rate levels. The cash flows are then totaled to calculate net interest income. Assumptions are made for loan and investment pre-payment speeds and are incorporated into the simulation as well. Loan and investment pre-payment speeds will increase as interest rates decrease and slow as interest rates rise. The current analysis indicates that, given a 200 basis point overnight decrease in interest rates, the Company would experience a potential $778,800 or 22.62% decline in net interest income. If rates were to increase 200 basis points, the analysis indicates that the Company’s net interest income would increase $786,000 or 22.84%. It is important to note, however, that this exercise would be a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease.

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

Part II – OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2004	615	$95.00	N/A	N/A
February 1 – 29, 2004	—	—	N/A	N/A
March 1 – 31, 2004	—	—	N/A	N/A
April 1 – 30, 2004	1,129	$95.00	N/A	N/A
May 1 – 31, 2004			N/A	N/A
June 1 – 30, 2004	1,400	$95.00	N/A	N/A
July 1 – 31, 2004	—	—	N/A	N/A
August 1 – 31, 2004	—	—	N/A	N/A
September 1 – 30, 2004	—	—	N/A	N/A
Total (1)	3,144	$95.00	N/A	N/A

(1)	3,144 shares of common stock were purchased by Killbuck Bancshares in open-market transactions.

Item 3 - Defaults by the Company on its senior securities

None

Item 4 - Results of votes of security holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

a)	The following exhibits are included in this report or incorporated herein by reference:

3.1(i)	Articles of Incorporation of Killbuck Bancshares, Inc.*

3.1(ii)	Amendment to the Articles of Incorporation of Killbuck Bancshares, Inc. increasing authorized shares.**

3.2	Code of Regulations of Killbuck Bancshares, Inc.*

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Independent Accountant’s Report

b)	No reports on Form 8-K were filed during the quarter of the period covered by this report.

*	Incorporated by reference to an identically numbered exhibit to the Form 10 (file No. 0-24147) filed with SEC on April 30, 1998 and subsequently amended on July 8, 1998 and July 31, 1998.
**	Incorporated by reference to Registrant’s report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 13, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Killbuck Bancshares, Inc.

Date: November 8, 2004	By:	/s/ Luther E. Proper
Luther E. Proper
President and
Chief Executive Officer

Date: November 8, 2004	By:	/s/ Diane Knowles
Diane Knowles
Chief Financial Officer