Form 10-K
period 2004-12-31
KILLBUCK BANCSHARES INC
filed 2005-03-24
CIK 1060455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 [FEE REQUIRED]

For the Fiscal Year Ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☒

“Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant, calculated by reference to the stock valuation done on Killbuck Bancshares, Inc. common stock as of June 30, 2004 was $60,749,840 (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

There were 657,486 shares of no par value common stock outstanding as of December 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Year ended December 31, 2004. (Part II, III and IV)

2.	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2005 for the Year ended December 31, 2004. (Part III)

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

Item 1. Business

Killbuck Bancshares, Inc. (the “Company”) was incorporated under the laws of the State of Ohio on November 29, 1991 at the direction of management of the Killbuck Savings Bank Company (the “Bank,”) for the purpose of becoming a bank holding company by acquiring all of the outstanding shares of the Bank. In November 1992, the Company became the sole shareholder of the Bank. The Bank carries on business under the name “The Killbuck Savings Bank Company.” The principal office of the Company is located at 165 N. Main Street, Killbuck, Ohio. The Killbuck Savings Bank Company was established under the banking laws of the State of Ohio in September, 1900.

The Bank is headquartered in Killbuck, Ohio, which is located in the northeast portion of Ohio, in the County of Holmes. Holmes County has a population of approximately 37,000.

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

The Company has one wholly owned subsidiary, The Killbuck Savings Bank Company. The Bank has ten offices, with seven in Holmes County including a loan production office, two in Knox County and one in Tuscarawas County. The full service branch facility in Sugarcreek, Ohio in Tuscarawas County opened in February 2000. The full service branch facility in Howard, Ohio in Knox County opened in July 2001. The Loan Production office in Millersburg, Ohio in Holmes County opened in July 2003. The full service branch facility in Berlin, Ohio in Holmes County opened in the German Village Market complex in April 2004.

The Company, through its subsidiary, The Killbuck Savings Bank Company, conducts the business of a commercial banking organization. At December 31, 2004, the Company and its subsidiary had consolidated total assets of $293,867,039 and consolidated total equity of $35,358,934. The capital of the Company consists of 1,000,000 authorized shares of capital stock, no par value of which 657,486 shares were outstanding at December 31, 2004 to 1,026 shareholders.

The Bank is a state banking Company. The Bank is regulated by the Ohio Division of Financial Institutions (“ODFI”) and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent permitted by law and, as a subsidiary of the Company, is regulated by the Federal Reserve Board.

Employees

As of December 31, 2004, the Bank had 94 full-time and 30 part-time employees. The Company had no employees. The Bank provides a number of benefits for its full-time employees, including health and life insurance, pension, workers’ compensation, social security, paid vacations, and numerous bank services. No employees are union participants or subject to a collective bargaining agreement.

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

There are eight financial institutions operating in Holmes County. As of June 30, 2004 (the most recent date for which information is available) the Bank had the largest market share with $197 million in total deposits as of such date, representing a market share of 40.62%. The institution with the second largest market share had deposits of $191 million as of such date, representing a market share of 39.31%. The Bank had total assets as of December 31, 2004, of $293.9 million compared to the other institution’s total assets of $317.6 million as of such date.

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

At December 31, 2004, the Company’s respective total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory requirements. See Note 17 in the audited consolidated financial statements included in the Annual Report and incorporated herein by reference in the report as Exhibit 13.

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

Item 2 Description of Property

Properties

The Company owns no real property but utilizes the main office of the Bank. The Company’s and the Bank’s executive offices are located at 165 North Main Street, Killbuck, Ohio. The Company pays no rent or other form of consideration for the use of this facility. All offices are owned by the Bank. The Bank has seven offices located in Holmes County (1), two in Knox County (2), and one in Tuscarawas County (3). A loan production facility in Millersburg, Ohio opened in July 2003. The Bank’s total investment in office property and equipment was $10.1 million with a net book value $4.9 million at December 31, 2004. The offices are at the following locations.

Main Office: (1)	Berlin Branch (1)	Mt. Hope Branch (1)
165 North Main Street	4853 East Main Street	8115 State Rt. 241
Killbuck, Ohio 44637	Berlin Ohio 44610	Mt. Hope, Ohio 44660

Millersburg North Branch (1)	Millersburg South Branch (1)	Millersburg Loan Annex (1)
181 N. Washington Street	1642 S. Washington Street	164 N. Clay Street
Millersburg, Ohio 44654	Millersburg, Ohio 44654	Millersburg, Ohio 44654

German Village Branch (1)	Sugarcreek Branch (3)	Apple Valley Branch (2)
4900 Oak Street	1035 W. Main Street	21841 Plank Road
Berlin, Ohio 44610	Sugarcreek, Ohio 44681	Howard, Ohio 43028

Danville Branch (2)
701 S. Market Street
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

PART II

Item 5 Market for Registrant’s Common Stock and Related Stockholder Matters

As of December 31, 2004, the Company had 1,026 shareholders of record, as calculated by excluding individual participants in securities positions listings, who collectively held 657,486 of the 1,000,000 authorized shares of the Company’s no par value stock.

There is no established public trading market for the Company’s common stock and the shares of the Company are not listed on any exchange. Sale price information is based on information reported to the Company by individual buyers and sellers of the Company stock. The following table summarizes the high and low prices and dividend information for 2004 and 2003. Cash dividends are paid on a semi-annual basis.

Quarter Ended	High	Low	Cash Dividends Paid
2004 March 31	$95.00	$95.00	N/A
June 30	95.00	95.00	.95
September 30	96.69	95.00	N/A
December 31	97.38	96.38	1.00

2003 March 31	$95.00	$93.00	N/A
June 30	95.00	95.00	.90
September 30	95.00	95.00	N/A
December 31	95.00	91.25	.95

The Company has paid regular semi-annual cash dividends since it became a bank holding company in 1992, and assuming the ability to do so, it is anticipated that the Company will continue to declare regular semi-annual cash dividends.

For information on dividends per share, net income per share and ratio of dividends to net income per share see the Selected Financial Data of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2004, included in this report as Exhibit 13 and is incorporated herein by reference.

The ability of the Company to pay dividends will depend on the earnings of its subsidiary bank and its financial condition, as well as other factors such as market conditions, interest rates and regulatory requirements. Therefore, no assurances may be given as to the continuation of the Company’s ability to pay dividends or maintain its present level of earnings. For a discussion on subsidiary dividends see Note 16 to the audited Consolidated Financial Statements of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2004, included in this report as Exhibit 13 and is incorporated herein by reference.

The common stock of the Company is not subject to any redemption provisions or restrictions on alienability. The common stock is entitled to share pro rata in dividends and in distributions in the event of dissolution or liquidation. There are not any options, warrants, privileges nor other rights with respect to Company stock at the present time, nor are any such rights proposed to be issued.

Unregistered Sales of Equity Securities and Use of Proceeds

None

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2004	615	$95.00	N/A	N/A
February 1 – 29, 2004	—	—	N/A	N/A
March 1 – 31, 2004	—	—	N/A	N/A
April 1 – 30, 2004	1,129	$95.00	N/A	N/A
May 1 – 31, 2004			N/A	N/A
June 1 – 30, 2004	1,400	$95.00	N/A	N/A
July 1 – 31, 2004	—	—	N/A	N/A
August 1 – 31, 2004	—	—	N/A	N/A
September 1 – 30, 2004	—	—	N/A	N/A
October 1 – 31, 2004	—	—	N/A	N/A
November 1 – 30, 2004	392	96.86	N/A	N/A
December 1 – 31, 2004	3,766	96.38	N/A	N/A

Total (1)	7,302	$95.81	N/A	N/A

(1)	7,302 shares of common stock were purchased by Killbuck Bancshares in open-market transactions.

Item 6 Selected Financial Data

Selected Financial Data of the annual report to shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2004, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2004, included in this report as Exhibit 13, and is incorporated herein by reference. Additional statistical information noted below is provided pursuant to SEC’s Industry Guide 3, Statistical Disclosure by Bank Holding Companies.

Investment Portfolio

Book Value of Investments

Book values of investment securities at December 31 are as follows (in thousands):

	2004	2003	2002	2001	2000
Securities available for sale:
Obligations of U.S. Government Agencies and Corporations	$9,754	$17,582	$39,048	$51,420	$46,158

Total available for sale	9,754	17,582	39,048	51,420	46,158

Securities held to maturity:
Obligations of States and Political subdivisions	35,564	39,900	40,591	38,305	34,514
Corporate securities	451	729	987	1,498	1,615

Total held to maturity	36,015	40,629	41,578	39,803	36,129

Total	$45,769	$58,211	$80,626	$91,223	$82,287

MATURITY SCHEDULE OF INVESTMENTS

The following table presents the investment portfolio, the weighted average yield and maturities at December 31, 2004 (dollars in thousands):

	Within three months		After three months but Within one year		After one year but Within five years		After five but Within ten years		After 10 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale (1)
Obligations of U.S. Government Agencies and Corporations	$—	0.00%	$3,507	3.63%	$3,633	8.79%	$2,178	4.43%	$436	5.31%	$9,754

Total	$—	0.00%	$3,507	3.63%	$3,633	8.79%	$2,178	4.43%	$436	5.31%	$9,754

Held to Maturity
Obligations of States and Political subdivisions (2)	$155	4.96%	$3,507	4.19%	$15,475	4.29%	$16,220	4.45%	$207	4.40%	$35,564
Corporate bonds	—	0.00%	451	5.94%	—	0.00%	—	0.00%	—	0.00%	451

Total	$155	4.96%	$3,958	10.13%	$15,475	4.29%	$16,220	4.45%	$207	4.40%	$36,015

(1)	The weighted average yield has been computed using the historical amortized cost for available for sale securities.
(2)	Weighted average yields on nontaxable obligations have been computed based on actual yield stated on the security.

Excluding holdings of U.S. Treasury and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the Bank’s shareholder equity at December 31, 2004.

TYPES OF LOANS

The following table presents the composition of the loan portfolio and the percentage of loans by type as follows (dollars in thousands):

	December 31,
	2004		2003		2002		2001		2000
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real estate-residential	$97,811	45.0%	$88,649	44.0%	$73,143	41.8%	$55,812	36.7%	$53,529	35.3%
Real estate-farm	12,309	5.6	12,298	6.1	9,108	5.2	3,377	2.2	3,945	2.6
Real estate-commercial	47,226	21.8	42,090	20.8	35,005	20.0	24,117	15.9	23,063	15.2
Real estate-construction	11,000	5.1	10,978	5.4	11,812	6.7	2,937	1.9	2,044	1.3
Commercial and other	40,752	18.8	38,269	19.0	35,160	20.1	37,205	24.4	38,355	25.3
Consumer and credit card	8,075	3.7	9,413	4.7	10,929	6.2	28,710	18.9	30,864	20.3

	$217,173	100.0%	$201,697	100.0%	$175,157	100.0%	$152,158	100.0%	$151,800	100.0%

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

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATE

The following table presents maturity distribution and interest rate sensitivity of real estate – commercial, real estate - construction and commercial and other loans at December 31, 2004 (dollars in thousands):

	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total
Real estate – commercial	$45,036	$1,773	$417	$47,226
Real estate – construction	9,744	276	980	11,000
Commercial and other	34,055	5,950	747	40,752

	$88,835	$7,999	$2,144	$98,978

Fixed interest rates	$6,026	$7,957	$2,144	$16,127
Variable interest rates	82,809	42	—	82,851

	$88,835	$7,999	$2,144	$98,978

RISK ELEMENTS

Loans are subject to ongoing periodic monitoring by management and the board of directors. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower. At December 31, 2004 all of the non-accrual loans are comprised of two loans. The two commercial loans total approximately $1.1 million secured by equipment and real estate. The $1 million loan was originally $1.3 million and was written down by approximately $300,000 to the allowance for loan loss in the 4th quarter of 2004. The collateral was not sold by the end of the fiscal year as anticipated. An auction date is set for March 24, 2005. The following table presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, renegotiated loans, other real estate and repossessed assets at December 31, (dollars in thousands).

	December 31,
	2004	2003	2002	2001	2000
Loans on nonaccrual basis	$1,095	$220	$149	$144	$298
Loans past due 90 days or more	—	1	—	125	340
Renegotiated loans	—	—	—	—	—

Total nonperforming loans	1,095	221	149	269	638

Other real estate	—	—	—	—	—
Repossessed assets	—	—	—	—	—

Total nonperforming assets	$1,095	$221	$149	$269	$638

Nonperforming loans as a percent of total loans	.50%	.11%	.08%	.18%	.42%

Nonperforming loans as a percent of total assets	.37%	.08%	.05%	.10%	.24%

Nonperforming assets as a percent of total assets	.37%	.08%	.05%	.10%	.24%

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $38,263 and the amount of interest income that was recognized was $0 for the year ended December 31, 2004.

There are no loans as of December 31, 2004, other than those disclosed above, where known information about the borrower caused management to have serious doubts about the borrower’s ability to comply with their contractual repayment obligations. There are no concentrations of loans to borrowers engaged in similar activities, which exceed 10% of total loans that management is aware of. Based upon the ongoing quarterly review and assessment of credit quality, management is not aware of any trends or uncertainties related to any accounts which might have a material adverse effect on future earnings, liquidity or capital resources.

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
Allowance for loan losses at beginning of year	$2,702	$2,326	$2,261	$2,359	$1,887
Provision charged to expense	225	390	210	262	540
Charge-offs:
Real estate-residential	17	6	18	—	—
Real estate-farm	—	—	—	—	—
Real estate-commercial	—	—	—	—	—
Real estate-construction	—	—	—	—	—
Commercial and other	311	16	43	122	42
Consumer and credit card	28	99	262	364	207

Total charge-offs	356	121	323	486	249

Recoveries:
Real estate-residential	1	—	—	—	—
Real estate-farm	—	—	—	—	—
Real estate-commercial	—	—	—	—	—
Real estate-construction	—	—	—	—	—
Commercial and other	13	19	14	21	112
Consumer and credit card	61	88	164	105	69

Total recoveries	75	107	178	126	181

Net charge-offs	281	14	145	360	68

Business acquisition	—	—	—	—	—

Allowance for loan losses at end of period	$2,646	$2,702	$2,326	$2,261	$2,359

Total loans outstanding	$217,173	$201,697	$175,157	$152,158	$151,800

Average loans outstanding	$213,463	$187,554	$162,413	$153,488	$147,224

Allowance for loan losses as a percent of total loans	1.22%	1.34%	1.33%	1.49%	1.55%

Net charge-offs as a percent of average loans	.13%	.01%	.09%	.24%	.05%

The Bank reviews the adequacy of its allowance for loan losses on a quarterly basis. In determining the adequacy of its allowance account the Bank makes general allocations based upon loan categories, nonaccrual, past due and classified loans. After general allocations, the Bank makes specific allocations for individual credits. The Bank has determined that the reserve is adequate as of December 31, 2004, based upon its analysis and experience. However, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses.

The following table presents management’s estimate of the allocation of the allowance for loan losses among the loan categories, although the entire allowance balance is available to absorb any actual charge-offs that may occur, along with the percentage of loans in each category to total loans for the years ended December 31 (dollars in thousands):

	2004		2003		2002		2001		2000
	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans
Real estate – residential	$478	45.0%	$432	44.0%	$338	41.8%	$254	36.7%	$450	35.3%
Real estate – farm	58	5.7	124	6.1	60	5.2	74	2.2	23	2.6
Real estate – commercial	755	21.7	704	20.8	376	20.0	373	15.9	350	15.2
Real estate – construction	—	5.1	—	5.4	—	6.7	—	1.9	11	1.3
Commercial and other loans	1,034	18.8	1,038	19.0	967	20.1	964	24.4	705	25.3
Consumer and credit loans	321	3.7	404	4.7	585	6.2	596	18.9	820	20.3

	$2,646	100.00%	$2,702	100.0%	$2,326	100.0%	$2,261	100.0%	$2,359	100.0%

CONTRACTUAL OBLIGATIONS

The following table presents, as of December 31, 2004, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the financial statements for December 31, 2004, attached hereto as Exhibit 13 to this Form 10K.

(In thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Borrowed funds	9,10	6,186	2,781	634	974	10,575
Certificates of Deposit	8	62,603	24,292	17,889	24	104,808
Operating Leases	13	19	38	38	308	403
Deposits without a stated maturity	—	142,541	—	—	—	142,541

The Company has entered into an operating lease to lease 1,600 square feet with a drive-thru facility within the German Village Store in Berlin, Ohio beginning in April 2004 and expiring in the year 2024 with an additional ten year option.

COMMITMENTS

The following table details the amounts and expected maturities of significant commitments as of December 31, 2004. Further discussion of these commitments is included in Note 15 to the financial statements as of December 31, 2004, attached hereto as Exhibit 13 to this Form 10K.

(In thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Commitments to extent credit
Commercial	14,508	3,511	—	—	18,019
Residential real estate	2,367	184	—	—	2,551
Revolving home equity	—	—	—	8,888	8,888
and credit card lines	1,874	—	—	—	1,874
Standby letters of credit	529	—	—	—	529

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

In an effort to reduce interest rate risk and protect itself from the negative effects or rapid or prolonged changes in interest rates, the Bank has instituted certain asset and liability management measures, including underwriting long-term fixed rate loans that are saleable in the secondary market, offering longer term deposit products and diversifying the loan portfolio into shorter term consumer and commercial business loans. In addition, since the mid-1980’s, the Bank has originated adjustable-rate loans and as of December 31, 2004, they comprised approximately 85.4% of the total loan portfolio.

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

The Bank conducts the rate sensitivity analysis through the use of a simulation model which also monitors earnings at risk by projecting earnings of the Bank based upon an economic forecast of the most likely interest rate movement. The model also calculates earnings of the Bank based upon what are estimated to be the largest foreseeable rate increase and the largest foreseeable rate decrease. Such analysis translates interest rate movements and the Bank’s rate sensitivity position into dollar amounts by which earnings may fluctuate as a result of rate changes. A 2% immediate increase in interest rates would increase earnings by 20.9% and a 2% immediate decrease in interest rates would decrease earnings by 20.7%.

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

It is the policy of the Bank to generally maintain a gap ratio within a range that is minus 10 percent to plus 20 percent of total assets for the time horizon of one year. When Management believes that interest rates will increase it can take actions to increase the RSA/RSL ratios. When Management believes interest rates will decline, it can take actions to decrease the RSA/RSL ratio.

During 2004, the Bank’s focus was on spreading out the maturities of time deposits within the one to five year time frame while continuing to make variable rate loans. The above strategy was implemented to better position the Bank for rate changes in a rising rate environment. The Bank’s asset/liability management focus for 2005 will include improving the Bank’s rate sensitivity gap. As noted above, at December 31, 2004 the Bank was asset sensitive; however, the cumulative rate sensitivity gap was such that the Bank’s earnings and capital should not be materially affected by the repricing of assets and liabilities due to decreases in interest rates in 2005.

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

The following table presents the Bank’s interest rate sensitivity gap position as of December 31, 2004 (dollars in thousands):

INTEREST RATE SENSITIVITY GAPS

(IN THOUSANDS)

	2005	2006	2007	2008	2009	Thereafter	Total
Interest-earnings assets:
Loans:
Fixed	$14,931	$6,040	$3,683	$2,097	$1,576	$3,472	$31,799
Variable	184,874	302	198	—	—	—	185,374
Securities:
Fixed	7,620	4,818	4,571	4,502	5,217	19,041	45,769
Variable	—	—	—	—	—	—	—
Other interest-earning assets	9,668	—	—	—	—	—	9,668

Total interest-earning assets	217,093	11,160	8,452	6,599	6,793	22,513	272,610

Interest-bearing liabilities:
Demand and savings deposits	28,558	28,558	28,558	28,558	—	—	114,230
Time deposits:
Fixed	61,727	13,885	9,891	8,845	9,044	23	103,415
Variable	876	517	—	—	—	—	1,393
Short-term borrowings	3,730	—	—	—	—	—	3,730
FHLB advances	2,456	2,411	370	334	300	974	6,845

Total interest-bearing liabilities	97,347	45,371	38,819	37,737	9,344	997	229,613

Interest rate sensitivity gap	119,746	(34,211)	(30,367)	(31,138)	(2,551)	21,516

Cumulative rate sensitivity gap	$119,746	$85,535	$55,168	$24,030	$21,479	$42,995

Cumulative interest rate sensitivity gap as a percent of interest earning assets	43.93%	31.38%	20.24%	8.82%	7.88%	15.77%

Item 8 Financial Statements and Supplementary Data

The report of independent auditors and consolidated financial statements included in the Annual Report to shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2004, included in this report as Exhibit 13, are incorporated herein by reference.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10 Directors and Executive Officers of Registrant

The following table lists the Executive Officers of the Company and its subsidiary, Killbuck Savings Bank Company, and certain other information with respect to each individual, as of December 31, 2004. The information required by this item with respect to Directors and other executive officers of the Company and its subsidiary, Killbuck Savings Bank Company, is incorporated herein by reference to the information under the heading “Election of Directors and Information with Respect to Directors and Officers” in the Proxy Statement of the Company. The information required regarding disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the information under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement of the Company.

Name	Age	All Positions with Company and Bank
Luther E. Proper	56	President and CEO of the Company and the Bank since 1991. Vice-chairman of the Board of Directors of both the Company and the Bank since 2001.

Craig A. Lawhead	47	Vice president and treasurer of Company since 1992; Executive vice president of bank since 1991.

Diane S. Knowles	42	Vice president and secretary of Company since July, 2000; Senior vice president and Chief Financial Officer of Bank since June, 2000.

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

The Company has adopted a code of ethics that applies to its principal executive, financial and accounting officers. A copy of the code of ethics is posted on the Company’s web site at http://www.killbuckbank.com/bank.cfm. In the event we make any amendment to, or grant any waiver of, a provision of the code of ethics that applies to the principal executive, financial or accounting officer, or any person performing similar functions, that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver, the nature of and reasons for it, along with the name of the person to whom it was granted and the date, on our internet website.

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

Item 13 Certain Relationships and Related Transactions

Information required by this item is incorporated herein by reference to the information under the heading “Certain Relationships and Related Transactions” in the Proxy Statement of the Company and in Note 4 of the Notes to Consolidated Financial statements included in the Annual Report to Shareholders for the year ended December 31, 2004, included in this report as Exhibit 13, and incorporated herein by reference.

Item 14 Principal Accountant Fees and Services

Information required by this item is incorporated here in by reference to the information under the heading “Audit Committee Report” in the Proxy Statement of the Company.

PART IV

Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8

Financial Statements and Schedules

The following consolidated financial statements of Killbuck Bancshares, Inc. and subsidiary, included in the Annual Report to Shareholders for the year ended December 31, 2004, are incorporated by reference in item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet at December 31, 2004 and 2003

Consolidated Statement of Income for the Years ended December 31, 2004, 2003 and 2002

Consolidated Statement of Changes in Shareholders’ Equity for the Years ended December 31, 2004, 2003 and 2002

Consolidated Statement of Cash Flows for the Years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Schedules are omitted because they are inapplicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 2004.

Exhibits

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit Number	Description
3(i)	Certificate and Articles of Incorporation of Killbuck Bancshares, Inc.*

3(ii)	Code of regulations of Killbuck Bancshares, Inc.*

10.1	Employment Agreement

10.2	Employment Agreement

10.3	Employment Agreement

12	Statement regarding computation of ratios.

13	Portions of the 2004 Annual Report to Shareholders

21	Subsidiary of the Holding Company.*

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

*	Incorporated by reference to an identically numbered exhibit to the Form 10 (File No. 000-24147) filed with SEC on April 30, 1998 and subsequently amended on July 8, 1998 and July 31, 1998.

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

Signatures	Description	Date
/s/ Luther E. Proper Luther E. Proper	President, Chief Executive Officer and Director	March 14, 2005

/s/ John W. Baker John W. Baker	Director	March 14, 2005

/s/ Ted Bratton Ted Bratton	Director	March 14, 2005

/s/ Richard L. Fowler Richard L. Fowler	Director	March 14, 2005

/s/ Allan R. Mast Allan R. Mast	Director	March 14, 2005

/s/ Max A. Miller Max A. Miller	Director	March 14, 2005

/s/ Dean J. Mullet Dean J. Mullet	Director	March 14, 2005

/s/ Kenneth E. Taylor Kenneth E. Taylor	Director	March 14, 2005

/s/ Michael S. Yoder Michael S. Yoder	Director	March 23, 2005

/s/ Diane S. Knowles Diane S. Knowles	Chief Financial and Chief Accounting Officer	March 14, 2005