Form 10-Q
period 2005-03-31
KILLBUCK BANCSHARES INC
filed 2005-05-13
CIK 1060455

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2005

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

Class: Common Stock, no par value

Outstanding at May 4, 2005: 656,428

KILLBUCK BANCSHARES, INC.

Killbuck Bancshares, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$8,057,756	$12,163,199
Federal funds sold	6,900,000	9,500,000

Total cash and cash equivalents	14,957,756	21,663,199

Investment securities:
Securities available for sale	9,496,694	9,754,110
Securities held to maturity (fair value of $37,560,171 and $37,947,368)	36,043,689	36,015,317

Total investment securities	45,540,383	45,769,427

Loans (net of allowance for loan losses of $2,444,117 and $2,645,981)	214,132,131	214,161,315

Loans held for sale	224,300	167,500
Premises and equipment, net	5,262,003	4,949,795
Accrued interest receivable	1,377,667	927,860
Goodwill, net	1,329,249	1,329,249
Other assets	5,023,406	4,898,694

Total assets	$287,846,895	$293,867,039

LIABILITIES
Deposits:
Noninterest bearing demand	$42,344,500	$47,185,066
Interest bearing demand	32,013,864	34,569,644
Money market	18,996,743	17,504,480
Savings	42,580,151	43,282,000
Time	104,608,759	104,807,571

Total deposits	240,544,017	247,348,761
Federal Home Loan Bank advances	6,701,059	6,845,342
Short-term borrowings	3,935,000	3,730,000
Accrued interest and other liabilities	619,147	584,002

Total liabilities	251,799,223	258,508,105

SHAREHOLDERS’ EQUITY
Common stock – No par value: 1,000,000 shares authorized, 718,431 issued	8,846,670	8,846,670
Retained earnings	32,404,123	31,558,974
Accumulated other comprehensive income (loss)	(17,510)	35,201
Treasury stock, at cost (62,003 and 60,945 shares)	(5,185,611)	(5,081,911)

Total shareholders’ equity	36,047,672	35,358,934

Total liabilities and shareholders’ equity	$287,846,895	$293,867,039

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2005	2004
INTEREST INCOME
Interest and fees on loans	$3,222,519	$2,767,931
Federal funds sold	30,223	13,782
Investment securities:
Taxable	121,758	171,794
Exempt from federal income tax	393,621	432,481

Total interest income	3,768,121	3,385,988

INTEREST EXPENSE
Deposits	784,721	754,992
Federal Home Loan Bank advances	75,989	55,485
Short term borrowing	4,591	1,348

Total interest expense	865,301	811,825

NET INTEREST INCOME	2,902,820	2,574,163

Provision for loan losses	75,000	90,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,827,820	2,484,163

NON INTEREST INCOME
Service charges on deposit accounts	188,224	183,341
Gain on sale of loans, net	19,750	26,937
Other income	102,919	34,272

Total non interest income	310,893	244,550

NON INTEREST EXPENSE
Salaries and employee benefits	1,170,755	926,351
Occupancy expense	258,283	243,721
Professional fees	107,153	72,239
Franchise tax	111,000	108,000
Other expenses	397,528	395,379

Total non interest expense	2,044,719	1,745,690

INCOME BEFORE INCOME TAXES	1,093,994	983,023
Income taxes	248,845	209,855

NET INCOME	$845,149	$773,168

Earning per common share	$1.29	$1.16

Weighted Average shares outstanding	657,046	664,369

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2005

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income
Balance, December 31, 2004	$8,846,670	$31,558,974	$35,201	$(5,081,911)	$35,358,934
Net income		845,149			845,149	$845,149
Purchase of Treasury stock, at cost (1,058 shares)				(103,700)	(103,700)
Other comprehensive income:
Net unrealized loss on securities, net of tax			(52,711)		(52,711)	(52,711)

Comprehensive income						$792,438

Balance, March 31, 2005	$8,846,670	$32,404,123	$(17,510)	$(5,185,611)	$36,047,672

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$845,149	$773,168
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	75,000	90,000
Gain on sale of loans	(19,750)	(26,937)
Provision for depreciation and amortization	115,541	101,081
Origination of loans held for sale	(3,471,679)	(3,894,760)
Proceeds from the sale of loans	3,434,629	4,240,647
Federal Home Loan Bank stock dividend	(12,500)	(11,400)
Net change in:
Accrued interest and other assets	(534,866)	(566,121)
Accrued expenses and other liabilities	35,145	22,625

Net cash provided by operating activities	466,669	728,303

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	1,176,253	3,322,627
Purchases	(997,968)	(560,037)
Investment securities held to maturity:
Proceeds from maturities and repayments	154,225	655,697
Purchases	(200,872)	—
Net increase in loans	(45,816)	(9,326,264)
Purchase of premises and equipment	(410,207)	(39,154)

Net cash used in investing activities	(324,385)	(5,947,131)

FINANCING ACTIVITIES
Net (decrease) increase in demand, money market and savings deposits	(6,605,932)	6,663,544
Net decrease in time deposits	(198,812)	(939,298)
Repayment of Federal Home Loan Bank advances	(144,283)	(191,739)
Net increase (decrease) in short term borrowings	205,000	(850,000)
Purchase of Treasury stock	(103,700)	(58,425)

Net cash (used in) provided by financing activities	(6,847,727)	4,624,082

Net decrease in cash and cash equivalents	(6,705,443)	(594,746)
Cash and cash equivalents at beginning of period	21,663,199	17,555,218

Cash and cash equivalents at end of period	$14,957,756	$16,960,472

Supplemental Disclosures of Cash Flows Information
Cash Paid During the Period For:
Interest on deposits and borrowings	$861,086	$830,813

Income taxes	$—	$—

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

These statements should be read in conjunction with the consolidated statements of and for the year ended December 31, 2004 and related notes which are included on the Form 10-K (file no. 000-24147)

NOTE 2 – EARNINGS PER SHARE

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

NOTE 3 – COMPREHENSIVE INCOME

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is comprised of the following:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net income	$845,149	$773,168
Other comprehensive income:
Net unrealized (loss) gain on securities	(79,864)	44,587
Tax effect	27,153	(15,160)

Total comprehensive income	$792,438	$802,595

NOTE 4 -RECENT ACCOUNTING PRONOUNCEMENTS

In April, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS No. 123R). The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123 (Revised 2004) on January 1, 2006 and will not have a material effect on the Company’s results of operations or financial position.

In December 2004, FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

Critical Accounting Policies

The Company’s accounting policies are integral to understanding the results reported. The accounting policies are described in detail in Note 1 of the consolidated financial statements filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2004. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses - Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio.

Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, refer to Note 1 of the consolidated financial statements filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2004.

Goodwill and Other Intangible Assets - As discussed in Note 7 of the consolidated financial statements, filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2004, the Company must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

Deferred Tax Assets - We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. Our deferred tax assets are described further in Note 14 of the consolidated financial statements filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2004.

Financial Condition

Total assets at March 31, 2005 were $287,847,000 compared to $293,867,000 at December 31, 2004.

Cash and cash equivalents decreased by $6,705,000 or 31.0% from December 31, 2004, to March 31, 2005, with federal funds sold decreasing $2,600,000. The decrease was used to fund the decrease in the Bank’s total deposits.

Investment securities available for sale decreased by $257,000 or 2.6% from December 31, 2004, due to net purchases, maturities, calls, and repayments. Investments held to maturity increased $28,000 or .08% due to net purchases, maturities, calls and repayments.

Net loans decreased by $29,000 or .01% from December 31, 2004, to March 31, 2005. A decrease of $3,040,000 occurred in the real estate loan category, which is attributable primarily to construction, residential, and commercial lending activity; which includes sales to Freddie Mac in the secondary market, payoffs, and refinancings. Commercial and other loan balances increased by $3,052,000 due to seasonal changes and inventory growth while consumer loan balances decreased by $41,000.

Total deposits at March 31, 2005 were $240,544,000 compared to $247,349,000 at December 31, 2004. Time deposits decreased $199,000, demand accounts decreased $7,396,000, and money market and savings accounts increased $790,000. Management attributes these changes to maturing time deposits and the volatility of interest rates and consumer expectations of rising rates. Management believes the demand accounts decreases are attributable to several different reasons including normal fluctuations due to customer usage, the business accounts used funds to build up seasonal inventories, the demand deposits at December 31, 2004 had additional funds on deposit due to the holiday period, and the disintermediation into other financial markets.

Federal Home Loan Bank advances decreased $144,000 due to scheduled repayments and short-term borrowings increased $205,000 at March 31, 2005 from December 31, 2004.

Shareholders’ Equity increased by $689,000 or 2.0%, which was mainly due to earnings of $845,000 for the first three months of 2005 decreased by a $52,000 unrealized loss on securities included in other comprehensive income and decreased by the purchase of Treasury stock for $104,000. Treasury stock purchases are monitored against the Company’s Strategic Plan and the goals set forth in the plan. The Treasury stock purchases have been within the Strategic Plan’s guidelines for the first three months of 2005. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At March 31, 2005, the total capital ratio was 17.29%; the Tier I capital ratio was 16.15%, and the leverage ratio was 12.16%, compared to regulatory capital requirements of 8.00%, 4.00% and 4.00% respectively. These ratios are well in excess of regulatory capital requirements.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2005 and 2004

Net income for the three-month period ended March 31, 2005, was $845,000 an increase of $72,000 or 9.3% from the $773,000 reported at March 31, 2004.

Total interest income of approximately $3,768,000 for the three-month period ended March 31, 2005, compares to $3,386,000 for the same period in 2004, an increase of $382,000 or 11.3%. The increase in total interest income is attributed to an increase in interest and fees on loans. Interest and fees on loans increased $454,000 or 16.4% for the three-month period ended March 31, 2005 compared to the same period for 2004. The increase in interest and fees on loans is due to an increase in the volume of the loan portfolio. Average loan balances were $217,104,000 compared to $204,690,000 and the yield was 5.94% compared to 5.41% for this three-month period of 2005 and 2004 respectively. The decrease in interest on investment securities of $89,000 was due to a decrease in the average balances outstanding of $47,783,000 for 2005 compared to $57,766,000 for 2004 and the yield was 4.31% compared to 4.18% for this three-month period of 2005 and 204 respectively. See “Average Balance Sheet” for the three-month periods ended March 31, 2005 and 2004.

Total interest expense of $865,000 for the three-month period ending March 31, 2005, represents an increase of $53,000 from the $812,000 reported for the same three-month period in 2004. The increase in interest expense on deposits is due mainly to an increase in the cost of the Time deposits. The cost of Time deposits was 2.5% compared to 2.3% for this three-month period of 2005 and 2004 respectively. Average interest bearing deposits were $196,829,000 for this three-month period of 2005 compared to $201,024,000 for the same three months of 2004. The cost of interest bearing deposits was 1.6% compared to 1.5% for this three-month period of 2005 and 2004 respectively. See “Average Balance Sheet” for the three-month periods ended March 30, 2005 and 2004.

Net interest income of $2,903,000 for the three months ended March 31, 2005, compares to $2,574,000 for the same three-month period in 2004, an increase of $329,000 or 12.8%.

Total non interest income for the three month period ended March 31, 2005 increased approximately $66,000 or 27.0% to $311,000 from $245,000 for the same three month period in 2004. Gains on sale of loans decreased $7,000 due to decreased activity caused by rising fixed loan rates, other income increased $69,000 due to an increase of $28,000 in miscellaneous income, which includes $14,000 in additional income from changing our Check Vendor, a $5,000 increase in the fees from the alternative investment program, and a $36,000 increase due to the December 2004 purchase of $3,000,000 of Bank-Owned Life Insurance (BOLI). The Company purchased life insurance policies on certain key employees. BOLI is recorded at its cash surrender value or the amount that can be realized.

Total non interest expense of $2,045,000 for the three months ended March 31, 2005, compares to $1,746,000 for the same three-month period in 2004. This represents an increase of $299,000 or 17.1%. Of the $299,000 approximately $108,000 was attributable to normal recurring employee cost increases for annual salary increases, staff additions and employee benefits, and approximately $137,000 was due to the timing of the payroll periods. In 2004, six payroll periods elapsed in the time period ending March 31st; however, in 2005, seven payroll periods elapsed in the same time period ending March 31st. Approximately $35,000 of the $299,000 increase was attributable to Audit expenses, of which, $30,000 is directly related to the Sarbanes-Oxley Act Section 404 Internal Controls certification work. Of the $299,000 increase in total other expense approximately $14,000 is attributable to maintenance contracts. In the time period ending March 2004, a one-time rebate was received on a maintenance contract; therefore, in the time period ending March 2005, the maintenance expenses increased by approximately $14,000.

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

Cash and amounts due from depository institutions and federal funds sold totaled $14,958,000 at March 31, 2005. These assets provide the primary source of liquidity for the Company. In addition, management has designated a portion of the investment portfolio, $9,497,000 as available for sale and has an available unused line of credit of $31,410,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at March 31, 2005. As of March 31, 2005, the Company had commitments to fund loans of approximately $3,162,000 and unused lines of credit totaling $28,523,000.

Cash was provided during the three month period ended March 31, 2005, mainly from operating activities of $.5 million, the maturities and repayments of investment securities of $1.3 million, and short-term borrowings of $.2 million. Cash was used during the three month period ended March 31, 2005, mainly to fund a net increase in loans of $46,000, for the purchase of investment securities of $1.2 million, for the purchase of Land and equipment $.4 million, and net decrease in deposits of $6.8 million. In addition $.2 million was also used to reduce Federal Home Loan Bank advances during the first three months of 2005 and $.1 million was used to purchase Treasury Stock. Cash and cash equivalents totaled $15.0 million at March 31, 2005, a decrease of $6.7 million from $21.7 million at December 31, 2004.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at March 31, 2005, and December 31, 2004. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

	March 31, 2005	December 31, 2004
	(dollars in thousands)
Loans on nonaccrual basis	$936	$1,095
Loans past due 90 days or more	25	—
Renegotiated loans	—	—

Total nonperforming loans	961	1,095
Other real estate	—	—
Repossessed assets	—	—

Total nonperforming assets	$961	$1,095
Nonperforming loans as a percent of total loans	0.44%	0.50%
Nonperforming loans as a percent of total assets	0.33%	0.37%
Nonperforming assets as a percent of total assets	0.33%	0.37%

Management monitors impaired loans on a continual basis. As of March 2005, impaired loans had no material effect on the Company’s financial position or results from operations.

The allowance for loan losses at March 31, 2005, totaled $2,444,000 or 1.13% of total loans as compared to $2,646,000 or 1.22% at December 31, 2004. Provisions for loan losses were $75,000 for the three months ended March 31, 2005 and $90,000 for the three months ended March 31, 2004.

The level of funding for the provision is a reflection of the overall loan portfolio. Nonperforming loans consist of approximately $865,000 in commercial real estate, $51,000 in one to four family residential mortgages, $17,000 in commercial and other, and $28,000 in consumer loans. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion.

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

An auction was held in March 2005 for the commercial real estate and equipment loan which became delinquent in the third quarter of 2004. The equipment was sold; however, the real estate was purchased by the Bank. An additional charge was made to the allowance for loan loss for approximately $200,000. The real estate will be transferred to the Bank’s possession and will be categorized as Other Real Estate Owned pending sale to a prospective buyer which Management anticipates will be finalized by the end of the second quarter 2005.

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

	March 31, 2005			March 31, 2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(2)(3)	$217,103,968	$3,222,519	5.94%	$204,690,051	$2,767,931	5.41%
Securities-taxable (4)	10,657,714	109,171	4.10%	16,693,125	160,384	3.84%
Securities-nontaxable	35,579,991	393,621	4.43%	39,574,460	432,481	4.37%
Securities-equity (4)(5)	1,545,369	12,587	3.26%	1,498,097	11,410	3.05%
Federal funds sold	4,478,187	30,223	2.70%	5,915,207	13,782.93%

Total interest earnings assets	269,365,229	3,768,121	5.60%	268,370,940	3,385,988	5.05%

Noninterest earning assets
Cash and due from other institutions	9,201,314			8,698,484
Premises and equipment, net	5,043,413			5,006,787
Accrued interest	736,149			698,967
Other assets	5,366,840			2,430,379
Less allowance for loan losses	(2,672,342)			(2,736,750)

Total noninterest earnings assets	17,675,374			14,097,867

Total Assets	$287,040,603			$282,468,807

Liabilities and Shareholders Equity
Interest bearing liabilities:
Interest bearing demand	$31,789,609	35,192	0.44%	$32,643,784	30,414	0.37%
Money market accounts	17,583,935	41,992	0.96%	19,192,236	41,216	0.86%
Savings deposits	43,051,066	65,731	0.61%	41,780,319	76,990	0.74%
Time deposits	104,404,590	641,806	2.46%	107,407,464	606,372	2.26%
Short term borrowings	3,983,644	4,591	0.46%	4,160,325	1,348	0.13%
Federal Home Loan Advances	6,749,852	75,989	4.50%	3,323,902	55,485	6.68%

Total interest bearing liabilities	207,562,696	865,301	1.67%	208,508,030	811,825	1.56%

Noninterest bearing liabilities:
Demand deposits	42,798,890			38,777,579
Accrued expenses and other liabilities	1,291,902			1,124,190

Total noninterest bearing liabilities	44,090,792			39,901,769

Shareholder’s equity	35,387,115			34,059,008

Total Liabilities and Equity	$287,040,603			$282,468,807

Net interest income		$2,902,820			$2,574,163

Interest rate spread (6)			3.93%			3.49%

Net yield on interest earning assets (7)			4.31%			3.84%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $67,795 and $94,134 in 2005 and 2004, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Three-Month Period Ended March 2005 Compared to 2004 Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$671	$(217)	$454
Securities-taxable	(231)	180	(51)
Securities-nontaxable	(175)	136	(39)
Securities-equities	1	0	1
Federal funds sold	(13)	30	17

Total interest earning Assets	253	129	382

Interest expense
Interest bearing demand	(3)	6	3
Money market accounts	(14)	15	1
Savings deposits	9	(20)	(11)
Time deposits	(68)	104	36
Short-term borrowing	0	3	3
Federal Home Loan Bank Advances	229	(208)	21

Total interest bearing Liabilities	153	(100)	53

Net change in net interest income	$100	$229	$329

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

At March 31, 2005, the Company had a cumulative positive gap of $113.8 million or 39.09% at the one-year horizon. The gap analysis indicates that if interest rates were to rise 200 basis points (2.0%), the Company’s net interest income would improve at the one-year horizon because the Company’s rate sensitive assets would reprice faster than rate sensitive liabilities. Conversely, if rates were to fall 200 basis points, the Company’s net interest income would decline.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates. The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments.

The simulation also calculates net interest income based upon rate increases or decrease of + or – 200 basis points (or 2.00%) in 100 basis point (or 1.00%) increments. The analysis reprices the balance sheet and forecasts future cash flows over a one-year horizon at the net interest rate levels. The cash flows are then totaled to calculate net interest income. Assumptions are made for loan and investment pre-payment speeds and are incorporated into the simulation as well. Loan and investment pre-payment speeds will increase as interest rates decrease and slow as interest rates rise. The current analysis indicates that, given a 200 basis point overnight decrease in interest rates, the Company would experience a potential $876,000 or 22.4% decline in net interest income. If rates were to increase 200 basis points, the analysis indicates that the Company’s net interest income would increase $885,000 or 22.6%. It is important to note, however, that this exercise would be a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease.

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

In addition to borrowing from the FHLB as a source for liquidity, the Company also participates in the secondary mortgage market. Specifically, the Company sells fixed rate, residential real estate mortgages to “Freddie Mac”. The sales to Freddie Mac not only provide an opportunity for the Bank to remain competitive in the market place, by allowing it to offer a fixed rate mortgage product, but also provide an additional source of liquidity and an additional tool for management to limit interest rate risk exposure. The Bank continues to service all loans sold to Freddie Mac.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 2 - Unregistered sales of equity securities and use of proceeds

The Company did not engage in any unregistered sales of its securities during the quarter ended March 31, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2005	N/A	N/A	N/A	N/A
February 1 – 29, 2005	458	$97.64	N/A	N/A
March 1 – 31, 2005	600	98.30	N/A	N/A
Total (1)	1,058	$97.97	N/A	N/A

(1)	1,058 shares of common stock were purchased by Killbuck Bancshares in an open-market transaction.

Item 3 - Default upon senior securities

None

Item 4 - Submissions of matters to a vote of security holders

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

Killbuck Bancshares, Inc.

Date: May 11, 2005	By:	/s/Luther E. Proper
Luther E. Proper
President and
Chief Executive Officer

Date: May 11, 2005	By:	/s/Diane Knowles
Diane Knowles
Chief Financial Officer