Form 10-Q
period 2005-06-30
KILLBUCK BANCSHARES INC
filed 2005-08-12
CIK 1060455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2005

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

Class: Common Stock, no par value

Outstanding at July 22, 2005: 654,338

KILLBUCK BANCSHARES, INC.

Killbuck Bancshares, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$9,571,732	$12,163,199
Federal funds sold	4,500,000	9,500,000

Total cash and cash equivalents	14,071,732	21,663,199

Investment securities:
Securities available for sale	8,317,999	9,754,110
Securities held to maturity (fair value of $36,885,650 and $37,947,368)	35,272,061	36,015,317

Total investment securities	43,590,060	45,769,427

Loans (net of allowance for loan losses of $2,520,601 and $2,645,981)	214,888,590	214,161,315

Loans held for sale	426,600	167,500
Premises and equipment, net	5,255,240	4,949,795
Accrued interest receivable	1,043,218	927,860
Goodwill, net	1,329,249	1,329,249
Other assets	5,206,878	4,898,694

Total assets	$285,811,567	$293,867,039

LIABILITIES
Deposits:
Noninterest bearing demand	$43,316,063	$47,185,066
Interest bearing demand	32,539,151	34,569,644
Money market	15,739,921	17,504,480
Savings	41,820,135	43,282,000
Time	106,916,875	104,807,571

Total deposits	240,332,145	247,348,761
Federal Home Loan Bank advances	4,552,165	6,845,342
Short-term borrowings	3,675,000	3,730,000
Accrued interest and other liabilities	780,647	584,002

Total liabilities	249,339,957	258,508,105

SHAREHOLDERS’ EQUITY

Common stock – No par value: 1,000,000 shares authorized, 718,431 issued	8,846,670	8,846,670
Retained earnings	32,852,886	31,558,974
Accumulated other comprehensive income (loss)	(8,726)	35,201
Treasury stock, at cost (62,343 and 60,945 shares)	(5,219,220)	(5,081,911)

Total shareholders’ equity	36,471,610	35,358,934

Total liabilities and shareholders’ equity	$285,811,567	$293,867,039

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Six Months Ended June 30,
	2005	2004
INTEREST INCOME
Interest and fees on loans	$6,687,123	$5,616,648
Federal funds sold	89,160	19,997
Investment securities:
Taxable	231,361	323,208
Exempt from federal income tax	778,747	860,894

Total interest income	7,786,391	6,820,747

INTEREST EXPENSE
Deposits	1,698,071	1,479,021
Federal Home Loan Bank advances	152,017	108,251
Short term borrowings	13,155	3,980

Total interest expense	1,863,243	1,591,252

NET INTEREST INCOME	5,923,148	5,229,495

Provision for loan losses	150,000	120,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,773,148	5,109,495

NON INTEREST INCOME
Service charges on deposit accounts	411,200	386,647
Gain on sale of loans, net	37,718	34,515
BOLI	74,538	—
Other income	148,124	73,826

Total non interest income	671,580	494,988

NON INTEREST EXPENSE
Salaries and employee benefits	2,111,910	1,985,360
Occupancy and equipment expense	485,115	486,535
Professional fees	177,134	119,173
Franchise tax	220,645	216,467
Other expenses	793,357	821,218

Total non interest expense	3,788,161	3,628,753

INCOME BEFORE INCOME TAXES	2,656,567	1,975,730
Income taxes	673,406	420,433

NET INCOME	$1,983,161	$1,555,297

Earning per common share	$3.02	$2.34

Dividend per share	$1.05	$0.95

Weighted Average shares outstanding	656,724	663,644

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended June 30,
	2005	2004
INTEREST INCOME
Interest and fees on loans	$3,464,604	$2,848,717
Federal funds sold	58,936	6,214
Investment securities:
Taxable	109,604	151,414
Exempt from federal income tax	385,126	428,413

Total interest income	4,018,270	3,434,758

INTEREST EXPENSE
Deposits	913,351	724,029
Federal Home Loan Bank advances	76,028	52,766
Short term borrowings	8,563	2,632

Total interest expense	997,942	779,427

NET INTEREST INCOME	3,020,328	2,655,331

Provision for loan losses	75,000	30,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,945,328	2,625,331

NON INTEREST INCOME
Service charges on deposit accounts	222,976	203,306
Gain on sale of loans, net	17,968	7,578
BOLI	39,081	—
Other income	80,662	39,554

Total non interest income	360,687	250,438

NON INTEREST EXPENSE
Salaries and employee benefits	941,155	1,059,009
Occupancy and equipment expense	226,831	242,814
Professional fees	69,982	46,935
Franchise tax	109,645	108,467
Other expenses	395,829	425,837

Total non interest expense	1,743,442	1,883,062

INCOME BEFORE INCOME TAXES	1,562,573	992,707
Income taxes	424,561	210,578

NET INCOME	$1,138,012	$782,129

Earning per common share	$1.73	$1.18

Dividend per share	$1.05	$0.95

Weighted Average shares outstanding	656,402	662,919

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2005

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income
Balance, December 31, 2004	$8,846,670	$31,558,974	$35,201	$(5,081,911)	$35,358,934

Net income		1,983,161			1,983,161	$1,983,161
Purchase of Treasury stock, at cost (1,398 shares)				(137,309)	(137,309)
Other comprehensive income (loss):
Net unrealized loss on securities, net of tax			(43,927)		(43,927)	(43,927)

Comprehensive income						$1,939,234

Cash dividends paid ($1.05 per share)		(689,249)			(689,249)

Balance, June 30, 2005	$8,846,670	$32,852,886	$(8,726)	$(5,219,220)	$36,471,610

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$1,983,161	$1,555,297
Adjustments to reconcile net income to net cash provided by
Operating activities:
Provision for loan losses	150,000	120,000
Gain on sale of loans	(37,718)	(34,515)
Provision for depreciation and amortization	181,774	237,239
Origination of loans held for sale	(6,791,679)	(5,959,260)
Proceeds from the sale of loans	6,570,297	6,339,225
Federal Home Loan Bank stock dividend	(25,700)	(22,700)
Net change in:
Accrued interest and other assets	(375,213)	(217,763)
Accrued expenses and other liabilities	196,645	(125,939)

Net cash provided by operating activities	1,851,567	1,891,584

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	3,363,829	5,710,482
Purchases	(1,998,923)	(561,188)
Investment securities held to maturity:
Proceeds from maturities and repayments	949,704	1,265,505
Purchases	(200,872)	—
Net increase in loans	(877,275)	(15,094,320)
Purchase of premises and equipment	(488,146)	(165,324)

Net cash provided by (used in) investing activities	748,317	(8,844,845)

FINANCING ACTIVITIES
Net decrease in demand, money market and savings deposits	(9,125,920)	(3,581,577)
Net increase (decrease) in time deposits	2,109,304	(1,385,813)
Proceeds from Federal Home Loan Bank advances	—	4,000,000
Repayments of Federal Home Loan Bank advances	(2,293,177)	(368,361)
Net (decrease) increase in short term borrowings	(55,000)	655,000
Purchase of Treasury stock	(137,309)	(298,680)
Dividends paid	(689,249)	(629,891)

Net cash used in financing activities	(10,191,351)	(1,609,322)

Net decrease in cash and cash equivalents	(7,591,467)	(8,562,583)
Cash and cash equivalents at beginning of period	21,663,199	17,555,218

Cash and cash equivalents at end of period	$14,071,732	$8,992,635

Supplemental Disclosures of Cash Flows Information
Cash Paid During the Period For:
Interest on deposits and borrowings	$1,838,645	$1,621,241

Income taxes	$383,912	$433,858

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

NOTE 3 – COMPREHENSIVE INCOME

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is comprised of the following:

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net income	$1,983,161	$1,555,297
Other comprehensive income:
Net unrealized loss on securities	(66,556)	(235,891)
Tax effect	22,629	80,203

Total comprehensive income	$1,939,234	$1,399,609

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Net income	$1,138,012	$782,129
Other comprehensive income:
Net unrealized (loss) gain on securities	13,308	(280,478)
Tax effect	(4,524)	95,363

Total comprehensive income	$1,146,796	$597,014

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS No. 123R). FAS No. 123R revised FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

In April, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for FAS No. 123R. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of FAS No. 123R, and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of FAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s financial condition, results of operations, and cash flows.

In December 2004, FASB issued FAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2005, the FASB issued FAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods.

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

Financial Condition

Total assets at June 30, 2005 were $285,812,000 compared to $293,867,000 at December 31, 2004.

Cash and cash equivalents decreased by $7,591,000 or 35.0% from December 31, 2004, to June 30, 2005, with federal funds sold decreasing $5,000,000. The decrease was used to fund the decrease in the Bank’s total deposits.

Investment securities available for sale decreased by $1,436,000 or 14.7% from December 31, 2004, due to net maturities, calls, and repayments. Investments held to maturity decreased $743,000 or 2.1% due to maturities, calls and repayments.

Net loans increased by $728,000 or .3% from December 31, 2004 to June 30, 2005. A decrease of $1,688,000 occurred in the real estate loan category, which is attributable primarily to residential and construction lending activity. Management believes the higher interest rate environment has slowed this sector of the market. Commercial and other loan balances increased by $2,457,000 due to seasonal changes and inventory growth.

Total deposits at June 30, 2005 were $240,332,000 compared to $247,349,000 at December 31, 2004. Time deposits increased $2,109,000, demand accounts decreased $5,900,000 and money market and savings accounts decreased $3,226,000. Management attributes these changes to the increase in interest rates. Management believes the demand accounts decreases are attributable to several different reasons including normal fluctuations due to customer usage, and the disintermediation into other financial markets.

Federal Home Loan Bank advances decreased $2,293,000 due to maturities and scheduled repayments, and short-term borrowings decreased $55,000 at June 30, 2005 from December 31, 2004.

Shareholders’ Equity increased by $1,113,000 or 3.1%, which was mainly due to earnings of $1,983,000 for the first six months of 2005 decreased by a $44,000 unrealized loss on securities included in other comprehensive income, dividends paid totaling $689,000, and by the purchase of Treasury stock for $137,000. Treasury stock purchases are monitored against the Company’s Strategic Plan and the goals set forth in the plan. The Treasury stock purchases have not exceeded the Strategic Plan’s guidelines for the first six months of 2005. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At June 30, 2005, the total capital ratio was 17.86%; the Tier I capital ratio was 16.67%, and the leverage ratio was 12.21%, compared to regulatory capital requirements of 8.00%, 4.00% and 4.00% respectively. These ratios are well in excess of regulatory capital requirements.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2005 and 2004

Net income for the six-month period ended June 30, 2005, was $1,983,000, an increase of $428,000 or 27.5% from the $1,555,000 reported at June 30, 2004.

Total interest income of approximately $7,786,000 for the six-month period ended June 30, 2005, compares to $6,821,000 for the same period in 2004, an increase of $965,000 or 14.1%. The increase in total interest income is primarily attributable to loans. Interest and fees on loans increased $1,070,000 or 19.0% for the six-month period ended June 30, 2005 compared to the same period for 2004. The increase in interest and fees on loans is due to both an increase in the average yield on the underlying principle balances and an increase in the principle balances of the loans. See “Average Balance Sheet” for the six-month periods ended June 30, 2005 and 2004. Average loan balances were $217,508,000 for the first six months of 2005 compared to $209,107,000 for the first six months of 2004 and the yield on loans increased to 6.2% for the first six months of 2004 compared to 5.4% for the first six months of 2004. Investment income decreased $174,000 or 14.7% for the six-month period ended June 30, 2005 compared to the same period for 2004. The decrease in investment income is due to a decrease in volume. Average investment balances were $46,613,000 compared to $55,987,000 and the yields were 4.3% compared to 4.2% for the first six months of 2005 and 2004 respectively.

Total interest expense of $1,863,000 for the six-month period ending June 30, 2005 represents an increase of $272,000 from the $1,591,000 reported for the same six-month period in 2004. The increase in interest expense on deposits of $219,000 is due mainly to the increases in the average yield on the underlying principle balances of the interest bearing liabilities specifically the Time deposits. The cost of Time deposits was 2.6% compared to 2.2% for this six-month period of 2005 and 2004, respectively. Average interest bearing deposits were $197,979,000 for the first six months of 2005 compared to $201,420,000 for the first six months of 2004. The cost on interest bearing deposits was 1.7%, compared to 1.5% for the six-month periods of 2005 and 2004 respectively. See “Average Balance Sheet” for the six-month periods ended June 30, 2005 and 2004.

Net interest income of $5,923,000 for the six months ended June 30, 2005, compares to $5,230,000 for the same six-month period in 2004, an increase of $693,000 or 13.3%.

Total non-interest income for the six month period ended June 30, 2005, of $672,000 compares to $495,000 for the same six month period in 2004, an increase of $177,000 or 35.8%. Gains on sale of loans increased $3,000. $15,000 of the increase of $24,000 in service charges on deposit accounts was attributable to ATM surcharges due to additional non-customer usage, and $9,000 was due to additional Non-sufficient funds activity. Other income increased $149,000 due primarily to the increases of $48,000 in alternative investment income and the $75,000 in income from the Bank-Owned Life Insurance (BOLI) purchased in December 2004. The Company purchased life insurance policies on certain key employees. The BOLI is recorded at its cash surrender value or the amount that can be realized.

Total non-interest expense of $3,788,000 for the six months ended June 30, 2005, compares to $3,629,000 for the same six-month period in 2004. This represents an increase of $159,000 or 4.4%. Salary and employee benefits increased approximately $127,000 due to normal increases in salaries and employee benefits, and additional branch management personnel hired in December 2004. Professional fees increased approximately $58,000 of which $48,000 is directly related to the Sarbanes-Oxley Act Section 404 Internal Controls certification work. The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2005 and 2004

Net income for the three-month period ended June 30, 2005, was $1,138,000, an increase of $356,000 or 45.5% from the $782,000 reported at June 30, 2004.

Total interest income of approximately $4,018,000 for the three-month period ended June 30, 2005, compares to $3,435,000 for the same period in 2004, an increase of $583,000 17.0%. The increase in total interest income is primarily attributable to an increase in the loan category. Interest and fees on loans increased $616,000 or 21.6% for the three-month period ended June 30, 2005 compared to the same period for 2004. The increase in interest and fees on loans is due to both an increase in the average yield on the underlying principle balances and an increase in the principle balances of the loans. Average loan balances were $217,912,000 compared to $213,524,000 and the yield was 6.4% compared to 5.3% for this three-month period of 2005 and 2004 respectively. See “Average Balance Sheet” for the three-month periods ended June 30, 2005 and 2004. The decrease in interest on investment securities of $86,000 was due to a decrease in the average balances outstanding of $45,444,000 for 2005 compared to $54,209,000 for 2004 and the yield was 4.35% compared to 4.28% for this three-month period of 2005 and 2004 respectively. See “Average Balance Sheet” for the three-month periods ended June 30, 2005 and 2004.

Total interest expense of $998,000 for the three-month period ending June 30, 2005, represents an increase of $218,000 from the $780,000 reported for the same three-month period in 2004. The increase in interest expense on deposits of $189,000 is due mainly to increases in the average yield on the underlying principle balances of the interest bearing liabilities specifically the Time deposits. The cost of Time deposits was 2.8% compared to 2.2% for this three-month period of 2005 and 2004, respectively. Average interest bearing deposits were $199,128,000 for this three-month period of 2005 compared to $201,815,000 for the same three months of 2004. The cost of interest bearing deposits was 1.8% compared to 1.4% for this three-month period of 2005 and 2004 respectively.

Net interest income of $3,020,000 for the three months ended June 30, 2005, compares to $2,655,000 for the same three-month period in 2004, an increase of $365,000 or 13.7%.

Total non-interest income for the three month period ended June 30, 2005, of $361,000 compares to $250,000 for the same three month period in 2004, an increase of $111,000 or 44.4%. Gains on sale of loans increased $10,000 due to the Bank’s increased residential fixed rate loan activity caused by increasing variable loan rates. The service fee income on deposits increased $20,000 due to an increase of $7,000 in ATM surcharges from additional non-customer usage and an increase of $11,000 in Non-sufficient funds (NSF) fees. Other income increased $80,000 due primarily to the increases of $44,000 in alternative investment income and the $39,000 in income from the Bank-Owned Life Insurance (BOLI) purchased in December 2004. The Company purchased life insurance policies on certain key employees. The BOLI is recorded at its cash surrender value or the amount that can be realized.

Total non-interest expense of $1,743,000 for the three months ended June 30, 2005, compares to $1,883,000 for the same three-month period in 2004. This represents a decrease of $140,000 or 7.4%. Salary and employee benefits decreased $118,000. Approximately a $137,000 decrease was attributable to this three-month period due to the timing of the payroll periods. In 2004, seven payroll periods elapsed in the time period ending June 30; however, in 2005, six payroll periods elapsed in the same time period ending June 30. Therefore; approximately a $19,000 increase is due to normal recurring employee cost increases for salary and employee benefits, and additional branch management personnel hired in December 2004. Professional fees increased approximately $23,000 of which $18,000 is directly related to the Sarbanes-Oxley Act Section 404 Internal Controls certification work. Of the $30,000 decrease in Other Expenses, a $27,000 decrease is attributable to the change in the credit card merchant processing program. The Bank has discontinued the program. The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

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

Cash and amounts due from depository institutions and federal funds sold totaled $14,072,000 at June 30, 2005. These assets provide the primary source of liquidity for the Company. In addition, management has designated a portion of the investment portfolio, $8,318,000 as available for sale and has an available unused line of credit of $34,289,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at June 30, 2005. As of June 30, 2005, the Company had commitments to fund loans of approximately $4,793,000 and unused lines of credit totaling $28,524,000.

Cash was provided during the six month period ended June 30, 2005, mainly from operating activities of $1.8 million, and the maturities and repayments of investment securities of $4.3 million. Cash was used during the six month period ended June 30, 2005, mainly to fund a net increase in loans of $.9 million, for the purchase of investment securities of $2.2 million, the net decrease in deposits of $7.0 million, and a net decrease of $2.3 million in Federal Home Loan Bank advances and short-term borrowings. In addition $.5 million was used to purchase equipment, $.1 million was used to purchase Treasury Stock, and $.7 million was used to pay dividends to shareholders. Cash and cash equivalents totaled $14.1 million at June 30, 2005, a decrease of $7.6 million from $21.7 million at December 31, 2004.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at June 30, 2005, and December 31, 2004. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

	June 30, 2005	December 31, 2004
	(dollars in thousands)
Loans on nonaccrual basis	$1,229	$1,095
Loans past due 90 days or more	128	—
Renegotiated loans	—	—

Total nonperforming loans	1,357	1,095

Other real estate	—	—
Repossessed assets	—	—

Total nonperforming assets	$1,357	$1,095

Nonperforming loans as a percent of total loans	0.62%	0.50%

Nonperforming loans as a percent of total assets	0.47%	0.37%

Nonperforming assets as a percent of total assets	0.47%	0.37%

Management monitors impaired loans on a continual basis. As of June, 2005, impaired loans had no material effect on the Company’s financial position or results from operations.

The allowance for loan losses at June 30, 2005, totaled $2,520,601 or 1.16% of total loans as compared to $2,849,035 or 1.32% at December 31, 2004. Provisions for loan losses were $150,000 for the six months ended June 30, 2005 and $120,000 for the six months ended June 30, 2004.

The level of funding for the provision is a reflection of the overall loan portfolio. Nonperforming loans consist of approximately $712,000 in commercial real estate, $481,000 in commercial and other loans, $16,000 in consumer loans, and $147,000 in one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion.

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

On the commercial real estate and equipment loan which became delinquent in the third quarter of 2004, the equipment was sold and removed from the premises. There was an unexpected Environmental Protection Agency (E.P.A.) issue. Cleanup plans are in place and will cost approximately $235,000. An additional charge will be made to the allowance for loan loss for the estimated cleanup costs. Any sale will be delayed pending the clean-up, which is estimated at 3 months after the E.P.A. approves the plans. Management anticipates the clean-up will be completed by the end of the 2005 fiscal year.

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

	Period Ended
	2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$217,508,023	$6,687,123	6.15%	$209,107,230	$5,616,648	5.37%
Securities-taxable (4)	9,724,912	197,600	4.06%	15,163,256	292,468	3.86%
Securities-nontaxable (4)	35,336,405	778,747	4.41%	39,320,035	860,894	4.38%
Securities-Equity (4,5)	1,552,146	33,761	4.35%	1,503,991	30,740	4.09%
Federal funds sold	6,441,979	89,160	2.77%	3,976,607	19,997	1.01%

Total interest earnings assets	270,563,465	7,786,391	5.76%	269,071,119	6,820,747	5.07%

Noninterest earning assets:
Cash and due from other institutions	9,518,206			8,883,214
Premises and equipment, net	5,167,261			4,999,935
Accrued interest	826,223			770,799
Other assets	5,427,183			2,508,955
Less allowance for loan losses	(2,573,254)			(2,777,641)

Total noninterest earnings assets	18,365,619			14,385,262

Total Assets	$288,929,084			$283,456,381

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	$32,030,445	75,474	0.47%	$33,798,841	62,105.37%
Money market accounts	18,293,677	106,615	1.17%	18,684,219	79,071.85%
Savings deposits	42,494,038	139,086	0.65%	41,751,044	136,103.65%
Time Deposits	105,160,453	1,376,896	2.62%	107,185,496	1,201,742	2.24%
Short term borrowings	3,900,383	13,155	0.67%	3,996,246	3,980.20%
Federal Home Loan Advances	6,655,703	152,017	4.57%	3,312,933	108,251	6.54%

Total interest bearing liabilities	208,534,699	1,863,243	1.79%	208,728,779	1,591,252	1.52%

Noninterest bearing liabilities:
Demand deposits	43,416,157			39,367,496
Accrued expenses and other liabilities	1,853,052			1,523,411

Total noninterest bearing liabilities	45,269,209			40,890,907

Shareholders’ equity	35,125,176			33,836,695

Total Liabilities and Shareholders’ Equity	$288,929,084			$283,456,381

Net interest income		$5,923,148			$5,229,495

Interest rate spread (6)			3.97%			3.55%

Net yield on interest earning assets (7)			4.38%			3.89%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $139,564 and $190,895 in 2005 and 2004, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Period Ended
	2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$217,912,077	$3,464,604	6.36%	$213,524,408	$2,848,717	5.34%
Securities-taxable (4)	8,792,111	88,430	4.02%	13,633,387	132,083	3.88%
Securities-nontaxable (4)	35,092,818	385,126	4.39%	39,065,610	428,413	4.39%
Securities-Equity (4,5)	1,558,923	21,174	5.43%	1,509,884	19,331	5.12%
Federal funds sold	8,405,771	58,936	2.80%	2,038,008	6,214	1.22%

Total interest earnings assets	271,761,700	4,018,270	5.91%	269,771,297	3,434,758	5.09%

Noninterest earning assets:
Cash and due from other institutions	9,835,098			9,067,944
Premises and equipment, net	5,291,108			4,993,083
Accrued interest	916,298			842,632
Other assets	5,487,527			2,587,532
Less allowance for loan losses	(2,474,166)			(2,818,532)

Total noninterest earnings assets	19,055,865			14,672,659

Total Assets	$290,817,565			$284,443,956

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	$32,271,282	40,282	0.50%	$34,953,898	31,692.36%
Money market accounts	19,003,417	64,624	1.36%	18,176,202	37,855.83%
Savings deposits	41,937,010	73,355	0.70%	41,721,769	59,113.57%
Time deposits	105,916,316	735,090	2.78%	106,963,528	595,369	2.23%
Short term borrowings	3,817,122	8,563	0.90%	3,832,167	2,632.27%
Federal Home Loan Advances	6,561,554	76,028	4.63%	3,301,964	52,766	6.39%

Total interest bearing liabilities	209,506,701	997,942	1.91%	208,949,528	779,427	1.49%

Noninterest bearing liabilities:
Demand deposits	44,033,424			39,957,412
Accrued expenses and other liabilities	2,414,204			1,922,635

Total noninterest bearing liabilities	46,447,628			41,880,047

Shareholders’ equity	34,863,236			33,614,381

Total Liabilities and Shareholders’ Equity	$290,817,565			$284,443,956

Net interest income		$3,020,328			$2,655,331

Interest rate spread (6)			4.01%			3.60%

Net yield on interest earning assets (7)			4.45%			3.94%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $71,769 and $96,762 in 2005 and 2004, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Six-Month Period Ended June 2005 Compared to 2004
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$451	$619	$1,070
Securities-taxable	(209)	114	(95)
Securities-nontaxable	(174)	92	(82)
Securities-equities	2	1	3
Federal funds sold	25	44	69

Total interest earning Assets	95	870	965

Interest expense
Interest bearing demand	(6)	19	13
Money market accounts	(3)	31	28
Savings deposits	5	(2)	3
Time deposits	(45)	220	175
Short-term borrowing	—	9	9
Federal Home Loan Bank Advances	218	(174)	44

Total interest bearing Liabilities	169	103	272

Net change in net interest income	$(74)	$767	$693

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

	Three-Month Period Ended June 2005 Compared to 2004
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$234	$382	$616
Securities-taxable	(187)	143	(44)
Securities-nontaxable	(175)	131	(44)
Securities-equities	2	—	2
Federal funds sold	75	(22)	53

Total interest earning Assets	(51)	634	583

Interest expense
Interest bearing demand	(10)	18	8
Money market accounts	7	20	27
Savings deposits	1	13	14
Time deposits	(23)	163	140
Short-term borrowing	—	6	6
Federal Home Loan Bank Advances	209	(186)	23

Total interest bearing Liabilities	184	34	218

Net change in net interest income	$(235)	$600	$365

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

Interest rate sensitivity is the result of differences in the amounts and repricing dates of a bank’s rate sensitive assets and rate sensitive liabilities. These differences, or interest rate repricing “gap” provide an indication of the extent that the Company’s net interest income is affected by future changes in interest rates. During a period of rising interest rates, a positive gap, a position of more rate sensitive assets than rate sensitive liabilities, is desired. During a falling interest rate environment, a negative gap is desired, that is, a position in which rate sensitive liabilities exceeds rate sensitive assets.

At June 30, 2005, the Company had a cumulative positive gap of $126.9 million or 43.88% at the one-year horizon. The gap analysis indicates that if interest rates were to rise 200 basis points (2.00%), the Company’s net interest income would improve at the one-year horizon because the Company’s rate sensitive assets would reprice faster than rate sensitive liabilities. Conversely, if rates were to fall 200 basis points, the Company’s net interest income would decline.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates. The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments.

The simulation also calculates net interest income based upon rate increases or decrease of + or – 200 basis points (or 2.00%) in 100 basis point (or 1.00%) increments. The analysis reprices the balance sheet and forecasts future cash flows over a one-year horizon at the net interest rate levels. The cash flows are then totaled to calculate net interest income. Assumptions are made for loan and investment pre-payment speeds and are incorporated into the simulation as well. Loan and investment pre-payment speeds will increase as interest rates decrease and slow as interest rates rise. The current analysis indicates that, given a 200 basis point overnight decrease in interest rates, the Company would experience a potential $911,000 or 21.96% decline in net interest income. If rates were to increase 200 basis points, the analysis indicates that the Company’s net interest income would increase $920,000 or 22.18%. It is important to note, however, that this exercise would be a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease.

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

Item 4 – CONTROLS AND PROCEDURES

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Disclosure controls and procedures are the control and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchanges Commission’s rules and forms.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 2 - Unregistered sales of equity securities and use of proceeds

The Company did not engage in any unregistered sales of its securities during the quarter ended June 30, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2005	N/A	N/A	N/A	N/A
May 1 – 31, 2005	N/A	N/A	N/A	N/A
June 1 – 30, 2005	340	$98.85	N/A	N/A
Total (1)	340	$98.85	N/A	N/A

(1)	340 shares of common stock were purchased by Killbuck Bancshares in open-market transactions.

Item 3 - Default upon senior securities

None

Item 4 - Results of votes of security holders

The following represent the results of matters submitted to a vote of the shareholders at the annual meeting held on April 25, 2005.

Affixing the number of directors at nine for 2005:

For	577,762
Abstain	940
Absent	139,729

Election of Directors:

The following directors were elected with terms to expire 2008:

	For	Withheld
John W. Baker	577,762	140,669
Richard L. Fowler	577,762	140,669
Kenneth E. Taylor	577,762	140,669

Other directors not up for election but continuing in office include: Dean J. Mullet; Luther E. Proper; Allan R. Mast; Ted Bratton; Max A. Miller; and Michael S. Yoder

Item 5 - Other Information

None

Item 6 - Exhibits

The following exhibits are included in this report or incorporated herein by reference:

3.1(i)	Articles of Incorporation of Killbuck Bancshares, Inc.*

3.1(ii)	Amendment to the Articles of Incorporation of Killbuck Bancshares, Inc. increasing authorized shares.**

3.2	Code of Regulations of Killbuck Bancshares, Inc.*

10.1	Employment Contract

10.2	Employment Contract

10.3	Employment Contract

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Independent Registered Public Accounting Firm

*	Incorporated by reference to an identically numbered exhibit to the Form 10 (file No. 0-24147) filed with SEC on April 30, 1998 and subsequently amended on July 8, 1998 and July 31, 1998.
**	Incorporated by reference to Registrant’s report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 13, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Killbuck Bancshares, Inc.

Date: August 10, 2005	By:	/s/ Luther E. Proper
Luther E. Proper
President and
Chief Executive Officer

Date: August 10, 2005	By:	/s/ Diane Knowles
Diane Knowles
Chief Financial Officer