Form 10-Q
period 2005-09-30
KILLBUCK BANCSHARES INC
filed 2005-11-14
CIK 1060455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filed (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

Class: Common Stock, no par value

Outstanding at November 5, 2005: 651,399

KILLBUCK BANCSHARES, INC.

Killbuck Bancshares, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$8,207,268	$12,163,199
Federal funds sold	16,600,000	9,500,000

Total cash and cash equivalents	24,807,268	21,663,199

Investment securities:
Securities available for sale	8,577,945	9,754,110
Securities held to maturity (fair value of $36,105,766 and $37,947,368)	34,852,355	36,015,317

Total investment securities	43,430,300	45,769,427

Loans (net of allowance for loan losses of $2,332,156 and $2,645,981)	210,694,730	214,161,315

Loans held for sale	583,000	167,500
Premises and equipment, net	5,171,819	4,949,795
Other Real Estate Owned	700,000	—
Accrued interest receivable	1,457,623	927,860
Goodwill, net	1,329,249	1,329,249
Other assets	5,047,490	4,898,694

Total assets	$293,221,479	$293,867,039

LIABILITIES
Deposits:
Noninterest bearing demand	$46,063,262	$47,185,066
Interest bearing demand	30,556,661	34,569,644
Money market	16,458,175	17,504,480
Savings	41,573,493	43,282,000
Time	110,076,568	104,807,571

Total deposits	244,728,159	247,348,761
Federal Home Loan Bank advances	6,168,110	6,845,342
Short-term borrowings	4,305,000	3,730,000
Accrued interest and other liabilities	949,776	584,002

Total liabilities	256,151,045	258,508,105

SHAREHOLDERS’ EQUITY

Common stock – No par value: 1,000,000 shares authorized, 718,431 issued	8,846,670	8,846,670
Retained earnings	33,953,760	31,558,974
Accumulated other comprehensive (loss) income	(38,585)	35,201
Treasury stock, at cost (67,032 and 60,945 shares)	(5,691,411)	(5,081,911)

Total shareholders’ equity	37,070,434	35,358,934

Total liabilities and shareholders’ equity	$293,221,479	$293,867,039

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
INTEREST INCOME
Interest and fees on loans	$10,370,626	$8,566,883
Federal funds sold	201,387	37,105
Investment securities:
Taxable	328,675	455,827
Exempt from federal income tax	1,159,995	1,283,086

Total interest income	12,060,683	10,342,901

INTEREST EXPENSE
Deposits	2,729,151	2,220,557
Federal Home Loan Bank advances	208,450	181,459
Short term borrowings	27,036	6,588

Total interest expense	2,964,637	2,408,604

NET INTEREST INCOME	9,096,046	7,934,297

Provision for loan losses	180,000	150,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,916,046	7,784,297

NON INTEREST INCOME
Service charges on deposit accounts	621,167	598,711
Gain on sale of loans, net	52,795	49,321
Other income	297,845	109,538

Total non interest income	971,807	757,570

NON INTEREST EXPENSE
Salaries and employee benefits	3,247,454	2,916,543
Occupancy expense	223,322	208,808
Equipment expense	494,416	531,162
Professional fees	271,572	155,148
Franchise tax	329,613	325,169
Other expenses	1,161,179	1,200,299

Total non interest expense	5,727,556	5,337,129

INCOME BEFORE INCOME TAXES	4,160,297	3,204,738
Income taxes	1,076,261	702,019

NET INCOME	$3,084,036	$2,502,719

Earnings per common share	$4.70	$3.77

Weighted average shares outstanding	655,544	662,977

Dividends Declared Per Share	$1.05	$.95

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended September 30,
	2005	2004
INTEREST INCOME
Interest and fees on loans	$3,683,503	$2,950,235
Federal funds sold	112,227	17,108
Investment securities:
Taxable	97,314	132,619
Exempt from federal income tax	381,248	422,192

Total interest income	4,274,292	3,522,154

INTEREST EXPENSE
Deposits	1,031,079	741,536
Federal Home Loan Bank advances	56,433	73,209
Short term borrowings	13,882	2,607

Total interest expense	1,101,394	817,352

NET INTEREST INCOME	3,172,898	2,704,802

Provision for loan losses	30,000	30,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,142,898	2,674,802

NON INTEREST INCOME
Service charges on deposit accounts	209,967	212,064
Gain on sale of loans, net	15,078	14,807
Other income	75,183	35,712

Total non interest income	300,228	262,583

NON INTEREST EXPENSE
Salaries and employee benefits	1,135,545	931,182
Occupancy expense	72,531	70,528
Equipment expense	160,093	182,908
Professional fees	78,844	35,975
Franchise tax	108,968	108,701
Telephone expense	47,475	37,063
Other expenses	335,939	342,019

Total non interest expense	1,939,395	1,708,376

INCOME BEFORE INCOME TAXES	1,503,731	1,229,009
Income taxes	402,856	281,586

NET INCOME	$1,100,875	$947,423

Earnings per common share	$1.69	$1.43

Weighted average shares outstanding	653,225	661,644

Dividends Declared Per Share	$.00	$.00

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2005

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income
Balance, December 31, 2004	$8,846,670	$31,558,974	$35,201	$(5,081,911)	$35,358,934

Net income		3,084,036			3,084,036	$3,084,036
Purchase of Treasury stock, at cost (6,087 shares)				(609,500)	(609,500)
Other comprehensive income (loss):
Net unrealized loss on securities, net of tax			(73,786)		(73,786)	(73,786)

Comprehensive income						$3,010,250

Cash dividends paid ($1.05 per share)		(689,250)			(689,250)

Balance, September 30, 2005	$8,846,670	$33,953,760	$(38,585)	$(5,691,411)	$37,070,434

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Operating Activities
Net income	$3,084,036	$2,502,719
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	180,000	150,000
Gain on sale of loans	(52,795)	(49,321)
Provision for depreciation and amortization	(93,822)	360,636
Origination of loans held for sale	(9,946,779)	(8,617,960)
Proceeds from the sale of loans	9,584,074	9,188,731
Federal Home Loan Bank stock dividend	(40,300)	(34,100)
Net change in:
Accrued interest and other assets	(600,248)	(515,284)
Accrued expenses and other liabilities	365,774	(46,749)

Net cash provided by operating activities	2,479,940	2,938,672

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	4,057,059	6,937,182
Purchases	(2,995,999)	(562,156)
Investment securities held to maturity:
Proceeds from maturities and repayments	1,353,284	1,577,095
Purchases	(200,872)	—
Net decrease (increase) in loans	3,286,585	(17,365,975)
Purchase of premises and equipment	(114,344)	(332,962)
Increase in Other Real Estate Owned	(700,000)	—

Net cash provided by (used in) investing activities	4,685,713	(9,746,816)

FINANCING ACTIVITIES
Net (decrease) increase in demand, money market and savings deposits	(7,889,599)	2,795,706
Net increase (decrease) in time deposits	5,268,997	(960,100)
Proceeds from Federal Home Loan Bank advances	1,700,000	6,035,000
Repayment of Federal Home Loan Bank advances	(2,377,232)	(476,655)
Net increase (decrease) in short term borrowings	575,000	(1,105,000)
Purchase of Treasury stock	(609,500)	(298,680)
Dividends paid	(689,250)	(629,891)

Net cash (used in) provided by financing activities	(4,021,584)	5,360,380

Net increase (decrease) in cash and cash equivalents	3,144,069	(1,447,764)

Cash and cash equivalents at beginning of period	21,663,199	17,555,218

Cash and cash equivalents at end of period	$24,807,268	$16,107,454

Supplemental Disclosures of Cash Flows Information
Cash paid during the period for:
Interest on deposits and borrowings	$2,920,326	$2,435,919

Income taxes	$833,912	$653,858

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

NOTE 3 – COMPREHENSIVE INCOME

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is comprised of the following:

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net income	$3,084,036	$2,502,719
Other comprehensive income:
Net unrealized loss on securities	(111,797)	(141,443)
Tax effect	38,011	48,091

Total comprehensive income	$3,010,250	$2,409,367

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Net income	$1,100,875	$947,423
Other comprehensive income:
Net unrealized loss on securities	(45,241)	(94,449)
Tax effect	15,383	32,112

Total comprehensive income	$1,071,017	$885,086

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

Financial Condition

Total assets at September 30, 2005 were $293,221,000 compared to $293,867,000 at December 31, 2004.

Cash and cash equivalents increased by $3,144,000 or 14.5% from December 31, 2004, to September 30, 2005, with federal funds sold increasing $7,100,000. The increase is excess cash provided from operating activities and investing activities.

Investment securities available for sale decreased by $1,176,000 or 12.1% from December 31, 2004, due to net maturities, calls, and repayments. Investments held to maturity decreased $1,163,000 or 3.2% due to maturities, calls and repayments.

Net loans decreased by $3,466,000 or 1.6% from December 31, 2004 to September 30, 2005. A decrease of $2,966,000 occurred in the real estate loan category, which is attributable primarily to residential and commercial lending activity. Management believes the higher interest rate environment has slowed this sector of the market. Commercial and other loan balances decreased by $533,000. Management believes increased competition and a general slowing of the economy in our communities contributed to this reduction.

Total deposits at September 30, 2005 were $244,728,000 compared to $247,349,000 at December 31, 2004. Time deposits increased $5,269,000, demand accounts decreased $5,135,000 and money market and savings accounts decreased $2,754,000. Management attributes these changes to the increase in interest rates. Management believes the demand accounts decreases are attributable to several different reasons including normal fluctuations due to customer usage, and the disintermediation into other financial markets.

Federal Home Loan Bank advances had a net decrease of $677,000 due to maturities and scheduled repayments, and short-term borrowings increased $575,000 at September 30, 2005 from December 31, 2004.

Shareholders’ Equity increased by $1,711,000 or 4.8%, which was mainly due to earnings of $3,084,000 for the first nine months of 2005 decreased by a $74,000 unrealized loss on securities included in other comprehensive income, dividends paid totaling $689,000, and by the purchase of Treasury stock for $610,000. Treasury stock purchases are monitored against the Company’s Strategic Plan and the goals set forth in the plan. The Treasury stock purchases have not exceeded the Strategic Plan’s guidelines for the first nine months of 2005. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At September 30, 2005, the total capital ratio was 18.00%; the Tier I capital ratio was 16.90%, and the leverage ratio was 12.32%, compared to regulatory capital requirements of 8.00%, 4.00% and 4.00% respectively. These ratios are well in excess of regulatory capital requirements.

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 2005 and 2004

Net income for the nine-month period ended September 30, 2005, was $3,084,000, an increase of $581,000 or 23.2% from the $2,503,000 reported at September 30, 2004.

Total interest income of approximately $12,061,000 for the nine month period ended September 30, 2005, compares to $10,343,000 for the same period in 2004, an increase of $1,718,000 or 16.6%. The increase in total interest income is primarily attributable to loans. Interest and fees on loans increased $1,804,000 or 21.1% for the nine-month period ended September 30, 2005 compared to the same period for 2004. The increase in interest and fees on loans is due to both an increase in the average yield on the underlying principle balances and an increase in the principle balances of the loans. See “Average Balance Sheet” for the nine-month periods ended September 30, 2005 and 2004. Average loan balances were $216,839,000 for the first nine months of 2005 compared to $212,062,000 for the first nine months of 2004 and the yield on loans increased to 6.38% for the first nine months of 2005 compared to 5.39% for the first nine months of 2004. Investment income decreased $250,000 or 14.4% for the nine-month period ended September 30, 2005 compared to the same period for 2004. The decrease in investment income is due to a decrease in volume. Average investment balances were $45,972,000 compared to $54,834,000 and the yields were 4.3% compared to 4.2% for the first nine months of 2005 and 2004 respectively.

Total interest expense of $2,965,000 for the nine-month period ending September 30, 2005 represents an increase of $556,000 from the $2,409,000 reported for the same nine-month period in 2004. The increase in interest expense on deposits of $509,000 is due mainly to the increases in the average rate paid on the underlying principle balances of the interest bearing liabilities specifically the Time deposits. The cost of Time deposits was 2.78% compared to 2.25% for this nine-month period of 2005 and 2004, respectively. Average interest bearing deposits were $198,563,000 for the first nine months of 2005 compared to $201,831,000 for the first nine months of 2004. The cost on interest bearing deposits was 1.8%, compared to 1.5% for the nine-month periods of 2005 and 2004 respectively. See “Average Balance Sheet” for the nine-month periods ended September 30, 2005 and 2004.

Net interest income of $9,096,000 for the nine months ended September 30, 2005, compares to $7,934,000 for the same nine-month period in 2004, an increase of $1,162,000 or 14.6%.

Total non-interest income for the nine month period ended September 30, 2005, of $972,000 compares to $758,000 for the same nine month period in 2004, an increase of $214,000 or 28.2%. Gains on sale of loans increased $4,000. The increase of $22,000 in service charges on deposit accounts was attributable to ATM surcharges due to additional non-customer usage. Other income increased $188,000 due primarily to the increases of $51,000 in alternative investment income and the $111,000 in income from the Bank-Owned Life Insurance (BOLI) purchased in December 2004. The Company purchased life insurance policies on certain key employees. The BOLI is recorded at its cash surrender value or the amount that can be realized.

Total non-interest expense of $5,728,000 for the nine months ended September 30, 2005, compares to $5,337,000 for the same nine-month period in 2004. This represents an increase of $391,000 or 7.3%. Salary and employee benefits increased approximately $331,000 due to normal increases in salaries and employee benefits, and additional branch management personnel hired in December 2004. Professional fees increased approximately $117,000 of which $84,000 is directly related to the Sarbanes-Oxley Act Section 404 Internal Controls certification work. The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2005 and 2004

Net income for the three-month period ended September 30, 2005, was $1,101,000, an increase of $154,000 or 16.3% from the $947,000 reported at September 30, 2004.

Total interest income of approximately $4,274,000 for the three-month period ended September 30, 2005, compares to $3,522,000 for the same period in 2004, an increase of $752,000 or 21.4%. The increase in total interest income is primarily attributable to an increase in the loan category. Interest and fees on loans increased $734,000 or 24.9% for the three-month period ended September 30, 2005 compared to the same period for 2004. The increase in interest and fees on loans is due to primarily to an increase in the average yield on the underlying principle balances of the loans. Average loan balances were $215,501,000 compared to $217,972,000 and the yield was 6.84% compared to 5.41% for this three-month period of 2005 and 2004 respectively. See “Average Balance Sheet” for the three-month periods ended September 30, 2005 and 2004. The decrease in interest on investment securities of $77,000 was due to a decrease in the average balances outstanding of $44,689,000 for 2005 compared to $52,526,000 for 2004 and the yield was 4.3% compared to 4.2% for this three-month period of 2005 and 2004 respectively. See “Average Balance Sheet” for the three-month periods ended September 30, 2005 and 2004.

Total interest expense of $1,101,000 for the three-month period ending September 30, 2005, represents an increase of $284,000 from the $817,000 reported for the same three-month period in 2004. The increase in interest expense on deposits of $290,000 is due mainly to increases in the average rate paid on the underlying principle balances of the interest bearing liabilities specifically the Time deposits. The cost of Time deposits was 3.08% compared to 2.26% for this three-month period of 2005 and 2004, respectively. Average interest bearing deposits were $199,731,000 for this three-month period of 2005 compared to $202,653,000 for the same three months of 2004. The cost of interest bearing deposits was 2.1% compared to 1.5% for this three-month period of 2005 and 2004 respectively.

Net interest income of $3,173,000 for the three months ended September 30, 2005, compares to $2,705,000 for the same three-month period in 2004, an increase of $468,000 or 17.3%.

Total non-interest income for the three month period ended September 30, 2005, of $300,000 compares to $262,000 for the same three month period in 2004, an increase of $38,000 or 14.5%. Other income increased $39,000 due primarily to the increase of $37,000 in income from the Bank-Owned Life Insurance (BOLI) purchased in December 2004. The Company purchased life insurance policies on certain key employees. The BOLI is recorded at its cash surrender value or the amount that can be realized.

Total non-interest expense of $1,939,000 for the three months ended September 30, 2005, compares to $1,708,000 for the same three-month period in 2004. This represents an increase of $231,000 or 13.5%. Salary and employee benefits increased $205,000 due to normal increases in salaries, timing of payroll periods and increased group health insurance costs. Professional fees increased approximately $43,000 of which $36,000 is directly related to the Sarbanes-Oxley Act Section 404 Internal Controls certification work.

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

Cash and amounts due from depository institutions and federal funds sold totaled $24,807,000 at September 30, 2005. These assets provide the primary source of liquidity for the Company. In addition, management has designated a portion of the investment portfolio, $8,578,000 as available for sale and has an available unused line of credit of $33,418,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at September 30, 2005. As of September 30, 2005, the Company had commitments to fund loans of approximately $3,991,000 and unused lines of credit totaling $32,266,000.

Cash was provided during the nine month period ended September 30, 2005, mainly from operating activities of $2.5 million, the maturities and repayments of investment securities of $5.4 million, a net decrease in loans of $3.3 million, and an increase in short-term borrowings of $.5 million. Cash was used during the nine month period ended September 30, 2005, mainly to fund the net decrease in deposits of $2.6 million, a net decrease of $.7 million in Federal Home Loan Bank advances, and for the purchase of investment securities of $3.2 million. In addition $.1 million was used to purchase equipment, $.7 million was used to purchase other real estate owned, $.6 million was used to purchase Treasury Stock, and $.7 million was used to pay dividends to shareholders. Cash and cash equivalents totaled $24.8 million at September 30, 2005, an increase of $3.1 million from $21.7 million at December 31, 2004.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at September 30, 2005, and December 31, 2004. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

	September 30, 2005	December 31, 2004
	(dollars in thousands)
Loans on nonaccrual basis	$482	$1,095
Loans past due 90 days or more	—	—
Renegotiated loans	—	—

Total nonperforming loans	482	1,095

Other real estate	700	—
Repossessed assets	—	—

Total nonperforming assets	$1,182	$1,095

Nonperforming loans as a percent of total loans	0.23%	0.50%

Nonperforming loans as a percent of total assets	0.16%	0.37%

Nonperforming assets as a percent of total assets	0.40%	0.37%

Management monitors impaired loans on a continual basis. As of September, 2005, impaired loans had no material effect on the Company’s financial position or results from operations.

The allowance for loan losses at September 30, 2005, totaled $2,332,156 or 1.09% of total loans as compared to $2,645,981 or 1.22% at December 31, 2004. Provisions for loan losses were $180,000 for the nine months ended September 30, 2005 and $150,000 for the nine months ended September 30, 2004.

The level of funding for the provision is a reflection of the overall loan portfolio. Nonperforming loans consist of approximately $98,000 in commercial real estate, $276,000 in commercial and other loans, and $108,000 in one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion.

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

On the commercial real estate and equipment loan which became delinquent in the third quarter of 2004, the equipment was sold and removed from the premises. The property has an Environmental Protection Agency (E.P.A.) issue and cleanup plans are in place and have begun. An additional charge, approximately $234,000, was reserved for the estimated cleanup costs. Any sale will be delayed pending the clean-up, which is estimated at 3 months. Management anticipates the clean-up will be completed by the end of the 2005 fiscal year.

AVERAGE BALANCE SHEET

Average Balance Sheet for the Nine Month Period Ended September 30

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

	Period Ended
	2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$216,838,923	$10,370,626	6.38%	$212,062,178	$8,566,883	5.39%
Securities-taxable (4)	9,211,489	277,917	4.02%	14,233,604	411,241	3.85%
Securities-nontaxable (4)	35,202,189	1,159,995	4.39%	39,090,539	1,283,086	4.38%
Securities-Equity (4,5)	1,558,386	50,758	4.34%	1,509,470	44,586	3.94%
Federal funds sold	8,480,495	201,387	3.17%	4,442,159	37,105	1.11%

Total interest earnings assets	271,291,482	12,060,683	5.93%	271,337,950	10,342,901	5.08%

Noninterest earning assets:
Cash and due from other institutions	9,630,870			9,264,824
Premises and equipment, net	5,185,705			5,017,270
Accrued interest	832,973			747,725
Other assets	5,481,641			2,536,677
Less allowance for loan losses	(2,561,739)			(2,804,344)

Total noninterest earnings assets	18,569,450			14,762,152

Total Assets	$289,860,932			$286,100,102

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	32,016,400	118,509	0.49%	$33,539,143	92,317	0.37%
Money market accounts	17,734,743	168,200	1.26%	19,169,649	125,305	0.87%
Savings deposits	42,187,178	222,067	0.70%	42,024,082	196,404	0.62%
Time deposits	106,624,276	2,220,375	2.78%	107,097,907	1,806,531	2.25%
Short term borrowings	4,003,815	27,036	0.90%	3,880,116	6,588	0.23%
Federal Home Loan Advances	6,093,650	208,450	4.56%	5,097,304	181,459	4.75%

Total interest bearing liabilities	208,660,062	2,964,637	1.89%	210,808,201	2,408,604	1.52%

Noninterest bearing liabilities:
Demand deposits	43,858,483			39,803,933
Accrued expenses and other liabilities	2,501,330			1,920,949

Total noninterest bearing liabilities	46,359,813			41,724,882

Shareholders’ equity	34,841,057			33,567,019

Total Liabilities and Shareholders’ Equity	$289,860,932			$286,100,102

Net interest income		$9,096,046			$7,934,297

Interest rate spread (6)			4.04%			3.56%

Net yield on interest earning assets (7)			4.47%			3.90%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $217,299 and $251,142 in 2005 and 2004, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Period Ended
	2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$215,500,724	$3,683,503	6.84%	$217,972,074	$2,950,235	5.41%
Securities-taxable (4)	8,184,643	80,317	3.93%	12,374,300	118,773	3.84%
Securities-nontaxable (4)	34,933,758	381,248	4.37%	38,631,548	422,192	4.37%
Securities-Equity (4,5)	1,570,866	16,997	4.33%	1,520,429	13,846	3.64%
Federal funds sold	12,557,527	112,227	3.57%	5,373,262	17,108	1.27%

Total interest earnings assets	272,747,518	4,274,292	6.27%	275,871,613	3,522,154	5.11%

Noninterest earning assets:
Cash and due from other institutions	9,856,197			10,028,044
Premises and equipment, net	5,222,594			5,051,939
Accrued interest	846,473			701,577
Other assets	5,590,556			2,592,122
Less allowance for loan losses	(2,538,709)			(2,857,751)

Total noninterest earnings assets	18,977,111			15,515,931

Total Assets	$291,724,629			$291,387,544

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	$31,988,311	43,034	0.54%	$33,019,746	30,211	0.37%
Money market accounts	16,616,874	61,585	1.48%	20,140,509	46,235	0.92%
Savings deposits	41,573,459	82,981	0.80%	42,570,157	60,301	0.57%
Time deposits	109,551,920	843,479	3.08%	106,922,729	604,789	2.26%
Short term borrowings	4,210,679	13,882	1.32%	3,647,857	2,607	0.29%
Federal Home Loan Advances	4,969,545	56,433	4.54%	8,666,047	73,209	3.38%

Total interest bearing liabilities	208,910,788	1,101,394	2.11%	214,967,045	817,352	1.52%

Noninterest bearing liabilities:
Demand deposits	44,743,135			40,676,807
Accrued expenses and other liabilities	3,797,885			2,716,024

Total noninterest bearing liabilities	48,541,020			43,392,831

Shareholders’ equity	34,272,821			33,027,668

Total Liabilities and Shareholders’ Equity	$291,724,629			$291,387,544

Net interest income		$3,172,898			$2,704,802

Interest rate spread (6)			4.16%			3.59%

Net yield on interest earning assets (7)			4.65%			3.92%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $77,735 and $60,247 in 2005 and 2004, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Nine-Month Period Ended September 2005 Compared to 2004
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$257	$1,547	$1,804
Securities-taxable	(193)	60	(133)
Securities-nontaxable	(170)	47	(123)
Securities-equities	2	4	6
Federal funds sold	45	119	164

Total interest earning Assets	(59)	1,777	1,718

Interest expense
Interest bearing demand	(5)	32	27
Money market accounts	(12)	55	43
Savings deposits	1	25	26
Time deposits	(11)	424	413
Short-term borrowing	—	20	20
Federal Home Loan Bank Advances	47	(20)	27

Total interest bearing Liabilities	20	536	556

Net change in net interest income	$(79)	$1,241	$1,162

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

	Three-Month Period Ended September 2005 Compared to 2004
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$(134)	$868	$734
Securities-taxable	(161)	122	(39)
Securities-nontaxable	(162)	121	(41)
Securities-equities	2	1	3
Federal funds sold	91	4	95

Total interest earning Assets	(364)	1,116	752

Interest expense
Interest bearing demand	(4)	17	13
Money market accounts	(32)	48	16
Savings deposits	(6)	29	23
Time deposits	60	178	238
Short-term borrowing	2	9	11
Federal Home Loan Bank Advances	(125)	108	(17)

Total interest bearing Liabilities	(105)	389	284

Net change in net interest income	$(259)	$727	$468

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

At September 30, 2005, the Company had a cumulative positive gap of $129.7 million or 43.72% at the one-year horizon. The gap analysis indicates that if interest rates were to rise 200 basis points (2.00%), the Company’s net interest income would improve at the one-year horizon because the Company’s rate sensitive assets would reprice faster than rate sensitive liabilities. Conversely, if rates were to fall 200 basis points, the Company’s net interest income would decline.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates. The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments.

The simulation also calculates net interest income based upon rate increases or decrease of + or – 200 basis points (or 2.00%) in 100 basis point (or 1.00%) increments. The analysis reprices the balance sheet and forecasts future cash flows over a one-year horizon at the net interest rate levels. The cash flows are then totaled to calculate net interest income. Assumptions are made for loan and investment pre-payment speeds and are incorporated into the simulation as well. Loan and investment pre-payment speeds will increase as interest rates decrease and slow as interest rates rise. The current analysis indicates that, given a 200 basis point overnight decrease in interest rates, the Company would experience a potential $1,065,000 or 24.36% decline in net interest income. If rates were to increase 200 basis points, the analysis indicates that the Company’s net interest income would increase $1,076,000 or 24.62%. It is important to note, however, that this exercise would be a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 2 - Unregistered sales of equity securities and use of proceeds

The Company did not engage in any unregistered sales of its securities during the quarter ended September 30, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2005	1,750	100.06	N/A	N/A
August 1 – 31, 2005	2,000	100.80	N/A	N/A
September 1 – 30, 2005	939	101.69	N/A	N/A
Total (1)	4,689	100.85	N/A	N/A

(1)	4,689 shares of common stock were purchased by Killbuck Bancshares in open-market transactions.

Item 3 - Default upon senior securities

None

Item	4 - Results of votes of security holders

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

Killbuck Bancshares, Inc.

Date: November 9, 2005	By:	/s/ Luther E. Proper
Luther E. Proper
President and
Chief Executive Officer

Date: November 9, 2005	By:	/s/ Diane Knowles
Diane Knowles
Chief Financial Officer