Form 10-K
period 2005-12-31
KILLBUCK BANCSHARES INC
filed 2006-03-24
CIK 1060455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 [FEE REQUIRED]

For the Fiscal Year Ended December 31, 2005

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock No Par Value	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant, calculated by reference to the stock valuation done on Killbuck Bancshares, Inc. common stock as of June 30, 2005 was $63,370,799 (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

There were 647,760 shares of no par value common stock outstanding as of December 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Year ended December 31, 2005. (Part II, III and IV)

2.	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2006 for the Year ended December 31, 2005. (Part III)

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

The Bank provides a wide range of retail banking services to individuals and small to medium-sized businesses. These services include various deposit products, business and personal loans, credit cards, residential mortgage loans, home equity loans, internet banking, bill payment, and other consumer oriented financial services including IRA accounts, Health Savings Accounts (HSA), safe deposit and night depository facilities. The Bank also has automatic teller machines located at all locations providing 24 hour banking service to our customers. The Bank belongs to STAR, a national ATM network with thousands of locations nationwide. Neither the Company nor the Bank has any foreign operations, assets, investments or deposits.

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

The Company, through its subsidiary, The Killbuck Savings Bank Company, conducts the business of a commercial banking organization. At December 31, 2005, the Company and its subsidiary had consolidated total assets of $298,049,960 and consolidated total equity of $37,049,303. The capital of the Company consists of 1,000,000 authorized shares of capital stock, no par value of which 647,760 shares were outstanding at December 31, 2005 to 1,023 shareholders.

The Bank is a state banking Company. The Bank is regulated by the Ohio Division of Financial Institutions (“ODFI”) and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent permitted by law and, as a subsidiary of the Company, is regulated by the Federal Reserve Board.

Employees

As of December 31, 2005, the Bank had 99 full-time and 25 part-time employees. The Company had no employees. The Bank provides a number of benefits for its full-time employees, including health and life insurance, pension, workers’ compensation, social security, paid vacations, and numerous bank services. No employees are union participants or subject to a collective bargaining agreement.

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

There are eight financial institutions operating in Holmes County. As of June 30, 2005 (the most recent date for which information is available) the Bank had the largest market share with $198.8 million in total deposits as of such date, representing a market share of 39.54%. The institution with the second largest market share had deposits of $194.0 million as of such date, representing a market share of 38.65%. The Bank had total assets as of December 31, 2005, of $298.1 million compared to the other institution’s total assets of $321.0 million as of such date.

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

At December 31, 2005, the Company’s respective total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory requirements. See Note 17 in the audited consolidated financial statements included in the Annual Report and incorporated herein by reference in the report as Exhibit 13.

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

USA Patriot Act

In October 2001, the President signed into law the USA Patriot Act, which strengthens anti-money laundering provisions of the Bank Secrecy Act. The Act requires financial institutions to establish certain procedures to be able to identify and verify the identity of its customers. Specifically, the new rules, developed by the Secretary of the Treasury, require that the Bank have procedures in place to:

•	Verify the identity of persons applying to open an account,

•	Ensure adequate maintenance of the records used to verify a person’s identity, and

•	Determine whether a person is on any U.S. governmental agency list of known or suspected terrorists or a terrorist organization

The Bank has implemented the required internal controls to ensure proper compliance with the USA Patriot Act.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act, signed into law July 30, 2002, was intended to bolster public confidence in the nation’s capital markets by imposing new duties and penalties for non-compliance on public companies and their executives, directors, auditors, attorneys and securities analysts. Some of the more significant aspects of the act include:

•	Corporate Responsibility for Financial Reports – requires Chief Executive Officers (CEOs) and Chief Financial Officers (CFOs) to personally certify and be accountable for their Corporations’ financial records and accounting and internal controls.

•	Management Assessment of Internal Controls – requires auditors to certify the Corporations’ underlying controls and processes that are used to compile the financial results.

•	Real-time Issuer Disclosures – require that companies provide real-time disclosures of any events that may affect a firm’s stock price or financial performance within a 48-hour period.

•	Criminal Penalties for Altering Documents – provides severe penalties for “whoever knowingly alters, destroys, mutilates” any record of document with intent to impede an investigation. Penalties include monetary fines and prison time.

The act also imposes requirements for corporate governance, auditor independence and accounting standards, executive compensation, insider loans and whistleblower protection. As a result of Sarbanes-Oxley, Killbuck Bancshares, Inc. adopted a Code of Business Conduct and Ethics applicable to its CEO, CFO and Controller, which meets the requirements of Sarbanes-Oxley, to supplement its long-standing Code of Ethics, which applies to all employees.

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

Item 1A Risk Factors

The following discusses risks that management believes are specific to our business and could have a negative impact on the Bank’s financial performance. When analyzing an investment in the Bank, the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this report should be carefully considered. This list should not be viewed as comprehensive and may not include all risks that may effect the financial performance of the Bank:

Interest Rate Risk

The Bank’s profitability is largely a function of the spread between the interest rates earned on earning assets and the interest rates paid on deposits and other interest-bearing liabilities. Like most financial institutions, the Bank’s net interest income and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the Federal government, that influence market interest rates and the Bank’s ability to respond to changes in such rates. At any given time, the Bank’s assets and liabilities may be such that they are affected differently by a change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable- and fixed- rate loans or investment securities in the Bank’s portfolio could have a positive or negative effect on its net income, capital and liquidity. Although management believes it has implemented strategies and guidelines to reduce the potential effects of changes in interest rates on results of operations, any substantial and prolonged change in market interest rates could adversely affect operating results.

Credit Risk

As a lender, the Bank is exposed to the risk that its borrowers may be unable to repay their loans and that any collateral securing the payment of their loans may not be sufficient to assure repayment in full. Credit losses are inherent in the lending business and could have a material adverse effect on the operating results of the Bank. Adverse changes in the economy or business conditions, either nationally or in the Bank’s market areas, could increase credit related losses and expenses and/or limit growth. Substantially all of the Bank’s loans are to businesses and individuals in its limited geographic area and any economic decline in this market could impact the Bank adversely. The Bank makes various assumptions and judgments about the collectibility of its loan portfolio and provides an allowance for loan losses based on a number of factors. If these assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses, thereby having an adverse effect on operating results, and may cause the Bank to increase the allowance in the future by increasing the provision for loan losses. The Bank has adopted underwriting and credit monitoring procedures and credit policies that management believes are appropriate to control these risks, however, such policies and procedures may not prevent unexpected losses that could have a material adverse affect on the Bank’s financial condition or results of operations.

Impairment Risk

The Bank regularly purchases U.S. Government agency debt securities, U.S. Government agency issued mortgage-backed securities, State and Political Subdivisions’ debt securities, corporate debt securities and equity securities. The Bank is exposed to the risk that the issuers of these securities may experience significant deterioration in credit quality which could impact the market value of the issue. The Bank periodically evaluates its investments to determine if market value declines are other-than-temporary. Once a decline is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Competition

The financial services industry is highly competitive with competition for attracting and retaining deposits and making loans coming from other banks and savings institutions, credit unions, mutual fund companies, insurance companies and other non-bank businesses. Some of the Bank’s competitors are much larger in terms of total assets and market capitalization, have a higher lending limit, and have greater access to capital and funding. In light of this, the Bank’s ability to continue to compete effectively is dependent upon its ability to maintain and build relationships through top quality service.

Government Regulation and Supervision

The banking industry is heavily regulated under both Federal and state law. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors, by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, expansion of branch offices and the offering of securities. The Bank is also subject to capitalization guidelines established by Federal law and could be subject to enforcement actions to the extent that its subsidiary bank is found, by regulatory examiners, to be undercapitalized. It is improbable to predict what changes, if any, will be made to existing Federal and state legislation and regulations or the effect that such changes may have on the Bank’s future business and earnings prospects. Any substantial changes to applicable laws or regulations could also subject the Bank to additional costs, limit the types of financial services and products it may offer, and inhibit its ability to compete with other financial service providers.

Internal Controls and Procedures

Management diligently reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures. This system is designed to provide reasonable, not absolute, assurances that the objectives comply with appropriate regulatory guidance; any undetected circumvention of these controls could have a material adverse impact on the Bank’s financial condition and results of operations.

Litigation

Although there is currently no litigation to which the Bank is the subject, future litigation that arises during the normal course of business could be material and have a negative impact on the Bank’s earnings. Future litigation or changes in current litigation could also adversely impact the reputation of the Bank in the communities that it serves.

Attracting and Retaining Skilled Personnel

Attracting and retaining key personnel is critical to the Bank’s success, and difficulty finding qualified personnel could have a significant impact on the Bank’s business due to the lack of required skill sets and years of industry experience. Management is cognizant of these risks and succession planning is built into the long-range strategic planning process. The Bank currently has employment agreements with its executive officers.

Goodwill

When the Bank acquired the Danville Office, a portion of the purchase price was allocated to goodwill and other indentifiable intangible assets. The amount of the purchase price which was allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. Under current accounting standards, if the Bank determines goodwill or intangible assets are impaired, it is required to write down the carrying value of these assets. The Bank cannot provide assurance that it will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its stockholders’ equity and current financial results.

Item 1B Unresolved Staff Comments

None

Item 2 Description of Property

Properties

The Company owns no real property but utilizes the main office of the Bank. The Company’s and the Bank’s executive offices are located at 165 North Main Street, Killbuck, Ohio. The Company pays no rent or other form of consideration for the use of this facility. All offices are owned by the Bank. The Bank has seven offices located in Holmes County (1), two in Knox County (2), and one in Tuscarawas County (3). A loan production facility in Millersburg, Ohio opened in July 2003. The Bank’s total investment in office property and equipment was $10.2 million with a net book value $5.1 million at December 31, 2005. The offices are at the following locations.

Main Office: (1)	Berlin Branch (1)	Mt. Hope Branch (1)
165 North Main Street	4853 East Main Street	8115 State Rt. 241
Killbuck, Ohio 44637	Berlin, Ohio 44610	Mt. Hope, Ohio 44660

Millersburg North Branch (1)	Millersburg South Branch (1)	Millersburg Loan Annex (1)
181 N. Washington Street	1642 S. Washington Street	164 N. Clay Street
Millersburg, Ohio 44654	Millersburg, Ohio 44654	Millersburg, Ohio 44654

German Village Branch (1)	Sugarcreek Branch (3)	Apple Valley Branch (2)
4900 Oak Street	1035 W. Main Street	21841 Plank Road
Berlin, Ohio 44610	Sugarcreek, Ohio 44681	Howard, Ohio 43028

Danville Branch (2)
701 S. Market Street
Danville, Ohio 43014

Item 3 Legal Proceedings

Neither the Bank nor the Company is involved in any material legal proceedings. The Bank, from time to time, is a party to litigation, which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. In the opinion of management, the resolution of any such issues would not have a material adverse impact on the financial position, results of operation, or liquidity of the Bank or the Company.

In addition, no material proceedings are known to be contemplated by governmental authorities against the Bank or the Company or any of their properties.

Item 4 Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5 Market for Registrant’s Common Stock and Related Stockholder Matters

As of December 31, 2005, the Company had 1,023 shareholders of record, as calculated by excluding individual participants in securities positions listings, who collectively held 647,760 of the 1,000,000 authorized shares of the Company’s no par value stock.

There is no established public trading market for the Company’s common stock and the shares of the Company are not listed on any exchange. Sale price information is based on information reported to the Company by individual buyers and sellers of the Company stock. The following table summarizes the high and low prices and dividend information for 2005 and 2004. Cash dividends are paid on a semi-annual basis.

Quarter Ended		High	Low	Cash Dividends Paid
2005	March 31	$98.75	$97.64	N/A
	June 30	100.06	98.85	$1.05
	September 30	102.44	100.80	N/A
	December 31	103.45	102.44	$1.15

2004	March 31	$95.00	$95.00	N/A
	June 30	95.00	95.00	.95
	September 30	96.69	95.00	N/A
	December 31	97.38	96.38	$1.00

The Company has paid regular semi-annual cash dividends since it became a bank holding company in 1992, and assuming the ability to do so, it is anticipated that the Company will continue to declare regular semi-annual cash dividends.

For information on dividends per share, net income per share and ratio of dividends to net income per share see the Selected Financial Data of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2005, included in this report as Exhibit 13 and is incorporated herein by reference.

The ability of the Company to pay dividends will depend on the earnings of its subsidiary bank and its financial condition, as well as other factors such as market conditions, interest rates and regulatory requirements. Therefore, no assurances may be given as to the continuation of the Company’s ability to pay dividends or maintain its present level of earnings. For a discussion on subsidiary dividends see Note 16 to the audited Consolidated Financial Statements of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2005, included in this report as Exhibit 13 and is incorporated herein by reference.

The common stock of the Company is not subject to any redemption provisions or restrictions on alienability. The common stock is entitled to share pro rata in dividends and in distributions in the event of dissolution or liquidation. There are not any options, warrants, privileges nor other rights with respect to Company stock at the present time, nor are any such rights proposed to be issued.

Unregistered Sales of Equity Securities and Use of Proceeds

None

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2005	—	—	N/A	N/A
February 1 – 29, 2005	458	$97.64	N/A	N/A
March 1 – 31, 2005	600	$98.30	N/A	N/A
April 1 – 30, 2005	—	—	N/A	N/A
May 1 – 31, 2005	—	—	N/A	N/A
June 1 – 30, 2005	340	$98.85	N/A	N/A
July 1 – 31, 2005	1,750	$100.06	N/A	N/A
August 1 – 31, 2005	2,000	$100.80	N/A	N/A
September 1 – 30, 2005	939	$101.69	N/A	N/A
October 1 – 31, 2005	—	—	N/A	N/A
November 1 – 30, 2005	539	$103.45	N/A	N/A
December 1 – 31, 2005	3,100	$102.44	N/A	N/A
Total (1)	9,726	$101.05	N/A	N/A

(1)	9,726 shares of common stock were purchased by Killbuck Bancshares in open-market transactions.

Item 6 Selected Financial Data

Selected Financial Data of the annual report to shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2005, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2005, included in this report as Exhibit 13, and is incorporated herein by reference. Additional statistical information noted below is provided pursuant to SEC’s Industry Guide 3, Statistical Disclosure by Bank Holding Companies.

Investment Portfolio

Book Value of Investments

Book values of investment securities at December 31 are as follows (in thousands):

	2005	2004	2003	2002	2001
Securities available for sale:
Obligations of U.S. Government Agencies and Corporations	$14,307	$9,754	$17,582	$39,048	$51,420

Total available for sale	14,307	9,754	17,582	39,048	51,420

Securities held to maturity:
Obligations of States and Political subdivisions	30,771	35,564	39,900	40,591	38,305
Corporate securities	—	451	729	987	1,498

Total held to maturity	30,771	36,015	40,629	41,578	39,803

Total	$45,078	$45,769	$58,211	$80,626	$91,223

MATURITY SCHEDULE OF INVESTMENTS

The following table presents the investment portfolio, the weighted average yield and maturities at December 31, 2005 (dollars in thousands):

	Within three months		After three months but Within one year		After one year but Within five years		After five but Within ten years		After 10 years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Available for Sale (1) Obligations of U.S. Government Agencies and Corporations	$—	0.00%	$1,984	3.20%	$11,107	9.28%	$819	4.39%	$397	5.31%	$14,307

Total	$—	0.00%	$1,984	3.20%	$11,107	9.28%	$819	4.39%	$397	5.31%	$14,307

Held to Maturity Obligations of States and Political subdivisions (2)	$—	0.00%	$3,571	4.24%	$14,706	4.37%	$12,298	4.42%	$196	3.35%	$30,771

Total	$—	0.00%	$3,571	4.24%	$14,706	4.37%	$12,298	4.42%	$196	3.35%	$30,771

(1)	The weighted average yield has been computed using the historical amortized cost for available for sale securities.
(2)	Weighted average yields on nontaxable obligations have been computed based on actual yield stated on the security.

Excluding holdings of U.S. Treasury and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the Bank’s shareholder equity at December 31, 2005.

TYPES OF LOANS

The following table presents the composition of the loan portfolio and the percentage of loans by type as follows (dollars in thousands):

	December 31,
	2005		2004		2003		2002		2001
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real estate-residential	$90,976	43.5%	$97,811	45.0%	$88,649	44.0%	$73,143	41.8%	$55,812	36.7%
Real estate-farm	14,550	7.0	12,309	5.6	12,298	6.1	9,108	5.2	3,377	2.2
Real estate-commercial	47,312	22.7	47,226	21.8	42,090	20.8	35,005	20.0	24,117	15.9
Real estate-construction	9,447	4.5	11,000	5.1	10,978	5.4	11,812	6.7	2,937	1.9
Commercial and other	38,399	18.4	40,752	18.8	38,269	19.0	35,160	20.1	37,205	24.4
Consumer and credit card	8,217	3.9	8,075	3.7	9,413	4.7	10,929	6.2	28,710	18.9

	$208,901	100.0%	$217,173	100.0%	$201,697	100.0%	$175,157	100.0%	$152,158	100.0%

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

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATE

The following table presents maturity distribution and interest rate sensitivity of real estate – commercial, real estate - construction and commercial and other loans at December 31, 2005 (dollars in thousands):

	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total
Real estate – commercial	$44,603	$2,426	$283	$47,312
Real estate – construction	7,582	1,006	859	9,447
Commercial and other	31,431	6,759	209	38,399

	$83,616	$10,191	$1,351	$95,158

Fixed interest rates	$5,516	$8,252	$1,351	$15,119
Variable interest rates	78,100	1,939	—	80,039

	$83,616	$10,191	$1,351	$95,158

RISK ELEMENTS

Loans are subject to ongoing periodic monitoring by management and the board of directors. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower. At December 31, 2005, all of the non-accrual loans are comprised of 13 loans. The two commercial loans total approximately $158,000 secured by equipment and real estate. Nine residential loans of approximately $463,000 are secured by real estate. The remaining two loans are consumer loans of approximately $11,000 secured by automobiles. On the commercial real estate and equipment loan, which became delinquent in the third quarter of 2004, the real estate was transferred to Other Real Estate Owned pending sale. The collateral was not sold by the end of the fiscal year as anticipated; the sale was completed the first quarter of 2006. The following table presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, renegotiated loans, other real estate and repossessed assets at December 31, (dollars in thousands).

	December 31,
	2005	2004	2003	2002	2001
Loans on nonaccrual basis	$632	$1,095	$220	$149	$144
Loans past due 90 days or more	—	—	1	—	125
Renegotiated loans	—	—	—	—	—

Total nonperforming loans	632	1,095	221	149	269
Other real estate	700	—	—	—	—
Repossessed assets	—	—	—	—	—

Total nonperforming assets	$1,332	$1,095	$221	$149	$269

Nonperforming loans as a percent of total loans	.30%	.50%	.11%	.08%	.18%

Nonperforming loans as a percent of total assets	.21%	.37%	.08%	.05%	.10%

Nonperforming assets as a percent of total assets	.45%	.37%	.08%	.05%	.10%

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $18,600 and the amount of interest income that was recognized was $0 for the year ended December 31, 2005.

There are no loans as of December 31, 2005, other than those disclosed above, where known information about the borrower caused management to have serious doubts about the borrower’s ability to comply with their contractual repayment obligations. There are no concentrations of loans to borrowers engaged in similar activities, which exceed 10% of total loans that management is aware of. Based upon the ongoing quarterly review and assessment of credit quality, management is not aware of any trends or uncertainties related to any accounts which might have a material adverse effect on future earnings, liquidity or capital resources.

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
Allowance for loan losses at beginning of year	$2,646	$2,702	$2,326	$2,261	$2,359
Provision charged to expense	377	225	390	210	262
Charge-offs:
Real estate-residential	4	17	6	18	—
Real estate-farm	—	—	—	—	—
Real estate-commercial	500	—	—	—	—
Real estate-construction	—	—	—	—	—
Commercial and other	228	311	16	43	122
Consumer and credit card	52	28	99	262	364

Total charge-offs	784	356	121	323	486

Recoveries:
Real estate-residential	—	1	—	—	—
Real estate-farm	—	—	—	—	—
Real estate-commercial	—	—	—	—	—
Real estate-construction	—	—	—	—	—
Commercial and other	25	13	19	14	21
Consumer and credit card	49	61	88	164	105

Total recoveries	74	75	107	178	126

Net charge-offs	710	281	14	145	360

Allowance for loan losses at end of period	$2,313	$2,646	$2,702	$2,326	$2,261

Total loans outstanding	$208,901	$217,173	$201,697	$175,157	$152,158

Average loans outstanding	$215,486	$213,463	$187,554	$162,413	$153,488

Allowance for loan losses as a percent of total loans	1.11%	1.22%	1.34%	1.33%	1.49%

Net charge-offs as a percent of average loans	.33%	.13%	.01%	.09%	.24%

The Bank reviews the adequacy of its allowance for loan losses on a quarterly basis. In determining the adequacy of its allowance account the Bank makes general allocations based upon loan categories, nonaccrual, past due and classified loans. After general allocations, the Bank makes specific allocations for individual credits. The Bank has determined that the reserve is adequate as of December 31, 2005, based upon its analysis and experience. However, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses.

The following table presents management’s estimate of the allocation of the allowance for loan losses among the loan categories, although the entire allowance balance is available to absorb any actual charge-offs that may occur, along with the percentage of loans in each category to total loans for the years ended December 31 (dollars in thousands):

	2005		2004		2003		2002		2001
	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans
Real estate – residential	$323	43.5%	$478	45.0%	$432	44.0%	$338	41.8%	$254	36.7%
Real estate – farm	—	7.0	58	5.7	124	6.1	60	5.2	74	2.2
Real estate – commercial	257	22.7	755	21.7	704	20.8	376	20.0	373	15.9
Real estate – construction	—	4.5	—	5.1	—	5.4	—	6.7	—	1.9
Commercial and other loans	1,598	18.4	1,034	18.8	1,038	19.0	967	20.1	964	24.4
Consumer and credit loans	135	3.9	321	3.7	404	4.7	585	6.2	596	18.9

	$2,313	100.0%	$2,646	100.00%	$2,702	100.0%	$2,326	100.0%	$2,261	100.0%

CONTRACTUAL OBLIGATIONS

The following table presents, as of December 31, 2005, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the financial statements for December 31, 2005, attached hereto as Exhibit 13 to this Form 10K.

(In thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Borrowed funds	9, 10	6,329	1,362	1,221	687	9,599
Certificates of Deposit	8	66,892	31,212	11,787	19	109,910
Operating Leases	13	19	38	39	294	390
Deposits without a stated maturity	—	140,439	—	—	—	140,439

The Company has entered into an operating lease to lease 1,600 square feet with a drive-thru facility within the German Village Store in Berlin, Ohio beginning in April 2004 and expiring in the year 2024 with an additional ten year option.

COMMITMENTS

The following table details the amounts and expected maturities of significant commitments as of December 31, 2005. Further discussion of these commitments is included in Note 15 to the financial statements as of December 31, 2004, attached hereto as Exhibit 13 to this Form 10K.

(In thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Commitments to extent credit
Commercial	15,617	2,561	—	—	18,178
Residential real estate	4,056	23	—	—	4,079
Revolving home equity	—	—	—	11,012	11,012
and credit card lines	1,742	—	—	—	1,742
Standby letters of credit	730	—	—	—	730

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

In an effort to reduce interest rate risk and protect itself from the negative effects or rapid or prolonged changes in interest rates, the Bank has instituted certain asset and liability management measures, including underwriting long-term fixed rate loans that are saleable in the secondary market, offering longer term deposit products and diversifying the loan portfolio into shorter term consumer and commercial business loans. In addition, since the mid-1980’s, the Bank has originated adjustable-rate loans and as of December 31, 2005, they comprised approximately 84.6% of the total loan portfolio.

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

The Bank conducts the rate sensitivity analysis through the use of a simulation model which also monitors earnings at risk by projecting earnings of the Bank based upon an economic forecast of the most likely interest rate movement. The model also calculates earnings of the Bank based upon what are estimated to be the largest foreseeable rate increase and the largest foreseeable rate decrease. Such analysis translates interest rate movements and the Bank’s rate sensitivity position into dollar amounts by which earnings may fluctuate as a result of rate changes. A 2% immediate increase in interest rates would increase earnings by 21.7% and a 2% immediate decrease in interest rates would decrease earnings by 21.4%.

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

During 2005, the Bank’s focus was on spreading out the maturities of time deposits within the one to five year time frame while continuing to make variable rate loans. The above strategy was implemented to better position the Bank for rate changes in a rising rate environment. The Bank’s asset/liability management focus for 2005 will include improving the Bank’s rate sensitivity gap. As noted above, at December 31, 2005 the Bank was asset sensitive; however, the cumulative rate sensitivity gap was such that the Bank’s earnings and capital should not be materially affected by the repricing of assets and liabilities due to decreases in interest rates in 2006.

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

The following table presents the Bank’s interest rate sensitivity gap position as of December 31, 2005 (dollars in thousands):

INTEREST RATE SENSITIVITY GAPS

(IN THOUSANDS)

	2006	2007	2008	2009	2010	Thereafter	Total
Interest-earnings assets:
Loans:
Fixed	$13,951	$6,125	$3,898	$2,473	$988	$4,667	$32,102
Variable	174,834	486	1,186	13	280	—	176,799
Securities:
Fixed	5,555	7,344	7,336	5,858	5,275	13,710	45,078
Variable	—	—	—	—	—	—	—
Other interest-earning assets	18,395	—	—	—	—	—	18,395

Total interest-earning assets	212,735	13,955	12,420	8,344	6,543	18,377	272,374

Interest-bearing liabilities:
Demand and savings deposits	27,440	27,440	27,440	27,440	—	—	109,760
Time deposits:
Fixed	66,892	19,217	11,994	8,858	2,930	19	109,910
Variable	—	—	—	—	—	—	—
Short-term borrowings	3,610	—	—	—	—	—	3,610
FHLB advances	2,719	692	670	652	569	687	5,989

Total interest-bearing liabilities	100,661	47,349	40,104	36,950	3,499	706	229,269

Interest rate sensitivity gap	112,074	(33,394)	(27,684)	(28,606)	3,044	17,671

Cumulative rate sensitivity gap	$112,074	$78,680	$50,996	$22,390	$25,434	$43,105

Cumulative interest rate sensitivity gap as a percent of interest earning assets	41.15%	28.89%	18.72%	8.22%	9.34%	15.83%

Item 8 Financial Statements and Supplementary Data

The report of independent auditors, consolidated financial statements and selected quarterly financial data included in the Annual Report to shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2005, included in this report as Exhibit 13, are incorporated herein by reference.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10 Directors and Executive Officers of Registrant

The following table lists the Executive Officers of the Company and its subsidiary, Killbuck Savings Bank Company, and certain other information with respect to each individual, as of December 31, 2005. The information required by this item with respect to Directors and other executive officers of the Company and its subsidiary, Killbuck Savings Bank Company, is incorporated herein by reference to the information under the heading “Election of Directors and Information with Respect to Directors and Officers” in the Proxy Statement of the Company. The information required regarding disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the information under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement of the Company.

Name	Age	All Positions with Company and Bank
Luther E. Proper	56	President and CEO of the Company and the Bank since 1991. Vice-chairman of the Board of Directors of both the Company and the Bank since 2001.

Craig A. Lawhead	48	Vice president and treasurer of Company since 1992; Executive vice president of bank since 1991.

Diane S. Knowles	43	Vice president and secretary of Company since July, 2000; Senior vice president and Chief Financial Officer of Bank since June, 2000.

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

Item 13 Certain Relationships and Related Transactions

Information required by this item is incorporated herein by reference to the information under the heading “Certain Relationships and Related Transactions” in the Proxy Statement of the Company and in Note 4 of the Notes to Consolidated Financial statements included in the Annual Report to Shareholders for the year ended December 31, 2005, included in this report as Exhibit 13, and incorporated herein by reference.

Item 14 Principal Accountant Fees and Services

Information required by this item is incorporated here in by reference to the information under the heading “Audit Committee Report” in the Proxy Statement of the Company.

PART IV

Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8

Financial Statements and Schedules

The following consolidated financial statements of Killbuck Bancshares, Inc. and subsidiary, included in the Annual Report to Shareholders for the year ended December 31, 2005, are incorporated by reference in item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet at December 31, 2005 and 2004

Consolidated Statement of Income for the Years ended December 31, 2005, 2004 and 2003

Consolidated Statement of Changes in Shareholders’ Equity for the Years ended December 31, 2005, 2004 and 2003

Consolidated Statement of Cash Flows for the Years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Schedules are omitted because they are inapplicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Exhibits

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit Number	Description
3(i)	Certificate and Articles of Incorporation of Killbuck Bancshares, Inc.*

3(ii)	Code of regulations of Killbuck Bancshares, Inc.*

10.1	Employment Agreement dated April 25, 2005 between Killbuck Savings Bank Company and Luther E. Proper.

10.2	Employment Agreement dated April 25, 2005 between Killbuck Savings Bank Company and Craig A. Lawhead.

10.3	Employment Agreement dated April 25, 2005 between Killbuck Savings Bank Company and Diane S. Knowles.

12	Statement regarding computation of ratios.

13	Portions of the 2005 Annual Report to Shareholders

21	Subsidiary of the Holding Company.*

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

*	Incorporated by reference to an identically numbered exhibit to the Form 10 (File No. 000-24147) filed with SEC on April 30, 1998 and subsequently amended on July 8, 1998 and July 31, 1998.

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

Signatures	Description	Date

/s/ Luther E. Proper Luther E. Proper	President, Chief Executive Officer and Director	March 23, 2006

/s/ John W. Baker John W. Baker	Director	March 23, 2006

/s/ Ted Bratton Ted Bratton	Director	March 23, 2006

/s/ Richard L. Fowler Richard L. Fowler	Director	March 23, 2006

/s/ Allan R. Mast Allan R. Mast	Director	March 23, 2006

/s/ Max A. Miller Max A. Miller	Director	March 23, 2006

/s/ Dean J. Mullet Dean J. Mullet	Director	March 23, 2006

/s/ Kenneth E. Taylor Kenneth E. Taylor	Director	March 23, 2006

/s/ Michael S. Yoder Michael S. Yoder	Director	March 23, 2006

/s/ Diane S. Knowles Diane S. Knowles	Chief Financial and Chief Accounting Officer	March 23, 2006