Form 10-Q
period 2006-03-31
KILLBUCK BANCSHARES INC
filed 2006-05-15
CIK 1060455

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer as defined by Rule 12b-2 of the Exchange Act.

Larger accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

Class: Common Stock, no par value

Outstanding at May 8, 2006: 642,418

KILLBUCK BANCSHARES, INC.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$11,333,805	$15,031,294
Federal funds sold	21,600,000	18,300,000

Total cash and cash equivalents	32,933,805	33,331,294

Investment securities:
Securities available for sale	16,092,954	14,307,200
Securities held to maturity (fair value of $32,728,545 and $31,696,907)	31,941,636	30,770,829

Total investment securities	48,034,590	45,078,029

Loans (net of allowance for loan losses of $2,435,762 and $2,313,312)	205,714,576	206,241,946

Loans held for sale	—	94,600
Premises and equipment, net	5,085,980	5,834,516
Accrued interest receivable	1,558,499	1,145,875
Goodwill, net	1,329,249	1,329,249
Other assets	5,328,647	4,994,451

Total assets	$299,985,346	$298,049,960

LIABILITIES
Deposits:
Noninterest bearing demand	$47,044,306	$51,130,983
Interest bearing demand	29,770,444	32,244,405
Money market	21,777,809	14,716,407
Savings	41,769,713	42,347,138
Time	110,948,415	109,910,217

Total deposits	251,310,687	250,349,150
Federal Home Loan Bank advances	5,796,634	5,989,051
Short-term borrowings	4,055,000	3,610,000
Accrued interest and other liabilities	1,199,267	1,052,456

Total liabilities	262,361,588	261,000,657

SHAREHOLDERS’ EQUITY
Common stock – No par value: 1,000,000 shares authorized,
718,431 issued	8,846,670	8,846,670
Retained earnings	35,493,951	34,332,104
Accumulated other comprehensive loss	(96,311)	(64,736)
Treasury stock, at cost (76,013 and 70,671 shares)	(6,620,552)	(6,064,735)

Total shareholders’ equity	37,623,758	37,049,303

Total liabilities and shareholders’ equity	$299,985,346	$298,049,960

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2006	2005
INTEREST INCOME
Interest and fees on loans	$3,972,262	$3,222,519
Federal funds sold	219,266	30,223
Investment securities:
Taxable	179,330	121,758
Exempt from federal income tax	340,293	393,621

Total interest income	4,711,151	3,768,121

INTEREST EXPENSE
Deposits	1,166,905	784,721
Federal Home Loan Bank advances	70,271	75,989
Short term borrowing	21,325	4,591

Total interest expense	1,258,501	865,301

NET INTEREST INCOME	3,452,650	2,902,820

Provision for loan losses	60,000	75,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,392,650	2,827,820

NON INTEREST INCOME
Service charges on deposit accounts	213,498	188,224
Gain on sale of loans, net	11,486	19,750
Other income	84,931	102,919

Total non interest income	309,915	310,893

NON INTEREST EXPENSE
Salaries and employee benefits	1,235,402	1,170,755
Occupancy expense	247,093	258,283
Professional fees	87,948	107,153
Franchise tax	111,000	111,000
Postage, Express, & Freight	56,800	45,144
Other expenses	380,519	352,384

Total non interest expense	2,118,762	2,044,719

INCOME BEFORE INCOME TAXES	1,583,803	1,093,994
Income taxes	421,956	248,845

NET INCOME	$1,161,847	$845,149

Earning per common share	$1.80	$1.29

Weighted Average shares outstanding	645,729	657,046

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2006

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income
Balance, December 31, 2005	$8,846,670	$34,332,104	$(64,736)	$(6,064,735)	$37,049,303
Net income		1,161,847			1,161,847	$1,161,847
Purchase of Treasury stock, at cost (5,342 shares)				(555,817)	(555,817)
Other comprehensive loss:
Net unrealized loss on securities, net of tax			(31,575)		(31,575)	(31,575)

Comprehensive income						$1,130,272

Balance, March 31, 2006	$8,846,670	$35,493,951	$(96,311)	$(6,620,552)	$37,623,758

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$1,161,847	$845,149
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	60,000	75,000
Gain on sale of loans	(11,486)	(19,750)
Provision for depreciation and amortization	103,593	115,541
Origination of loans held for sale	(2,041,535)	(3,471,679)
Proceeds from the sale of loans	2,147,621	3,434,629
Federal Home Loan Bank stock dividend	(17,800)	(12,500)
Net change in:
Accrued interest and other assets	(712,755)	(534,866)
Accrued expenses and other liabilities	146,811	35,145

Net cash provided by operating activities	836,296	466,669

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	170,983	1,176,253
Purchases	(2,000,000)	(997,968)
Investment securities held to maturity:
Proceeds from maturities and repayments	—	154,225
Purchases	(1,185,510)	(200,872)
Net decrease (increase) in loans	467,370	(45,816)
Proceeds from sale of foreclosed real estate	700,000	—
Purchase of premises and equipment	(44,931)	(410,207)

Net cash used in investing activities	(1,892,088)	(324,385)

FINANCING ACTIVITIES
Net decrease in demand, money market and savings deposits	(76,661)	(6,605,932)
Net increase (decrease) in time deposits	1,038,198	(198,812)
Repayment of Federal Home Loan Bank advances	(192,417)	(144,283)
Net increase in short term borrowings	445,000	205,000
Purchase of Treasury stock	(555,817)	(103,700)

Net cash provided by (used in) financing activities	658,303	(6,847,727)

Net decrease in cash and cash equivalents	(397,489)	(6,705,443)
Cash and cash equivalents at beginning of period	33,331,294	21,663,199

Cash and cash equivalents at end of period	$32,933,805	$14,957,756

Supplemental Disclosures of Cash Flows Information
Cash Paid During the Period For:
Interest on deposits and borrowings	$1,261,369	$861,086

Income taxes	$—	$—

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

These statements should be read in conjunction with the consolidated statements of and for the year ended December 31, 2005 and related notes which are included on the Form 10-K (file no. 000-24147)

NOTE 2 – EARNINGS PER SHARE

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

NOTE 3 – COMPREHENSIVE INCOME

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is comprised of the following:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Net income	$1,161,847	$845,149
Other comprehensive loss:
Net unrealized loss on securities	(47,840)	(79,864)
Tax effect	16,265	27,153

Total comprehensive income	$1,130,272	$792,438

NOTE 4 -RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“FAS”) No. 155, Accounting for Certain Hybrid Instruments, as an amendment of FASB Statements No. 133 and 140. FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets. This Statement, which is an amendment to FAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, FAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. FAS No. 156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either of the amortization or fair value methods for subsequent measurement. The provisions of FAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006.

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

Critical Accounting Policies

The Company’s accounting policies are integral to understanding the results reported. The accounting policies are described in detail in Note 1 of the consolidated financial statements filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2005. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses - Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio.

Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, refer to Note 1 of the consolidated financial statements filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2005.

Goodwill and Other Intangible Assets - As discussed in Note 7 of the consolidated financial statements, filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2005, the Company must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

Deferred Tax Assets - We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. Our deferred tax assets are described further in Note 14 of the consolidated financial statements filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2005.

Financial Condition

Total assets at March 31, 2006 were $299,985,000 compared to $298,050,000 at December 31, 2005.

Cash and cash equivalents decreased by $397,000 or 1.2% from December 31, 2005, to March 31, 2006, with federal funds sold increasing $3,300,000. The increase improved the Bank’s total liquidity position.

Investment securities available for sale increased by $1,786,000 or 12.5% from December 31, 2005, due to net purchases, maturities, calls, and repayments. Investments held to maturity increased $1,171,000 or 3.8% due to purchases.

Net loans decreased by $527,000 or .3% from December 31, 2005, to March 31, 2006. A decrease of $2,990,000 occurred in the real estate loan category, which is attributable primarily to decreases in residential and farm lending activity, sales of fixed rate residential loans to Freddie Mac in the secondary market, payoffs, and refinancings. Commercial and other loan balances increased by $3,035,000 due to seasonal changes and inventory growth while consumer loan balances decreased by $572,000.

Total deposits at March 31, 2006 were $251,311,000 compared to $250,349,000 at December 31, 2005. Time deposits increased $1,038,000, demand accounts decreased $6,560,000, and money market and savings accounts increased $6,484,000. Management attributes some of this fluctuation to direct cross-over from demand to interest bearing accounts as a result of rising interest rates. Management believes demand account decreases are also attributable to normal fluctuations due to customer usage; business accounts using demand account funds to build up seasonal inventories; the fact that demand deposit accounts at December 31, 2005 included additional funds due to the holiday period; and the disintermediation into other financial markets.

Federal Home Loan Bank advances decreased $192,000 due to scheduled repayments and short-term borrowings increased $445,000 at March 31, 2006 from December 31, 2005.

Shareholders’ Equity increased by $575,000 or 1.6%, which was mainly due to earnings of $1,162,000 for the first three months of 2006 decreased by a $32,000 unrealized loss on securities included in other comprehensive income and decreased by the purchase of Treasury stock for $556,000. Treasury stock purchases are monitored against the Company’s Strategic Plan and the goals set forth in the plan. The Treasury stock purchases have not exceeded the Strategic Plan’s guidelines for the first three months of 2006. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At March 31, 2006, the total capital ratio was 18.20%; the Tier I capital ratio was 17.06%, and the leverage ratio was 12.36%, compared to regulatory capital requirements of 8.00%, 4.00% and 4.00% respectively. These ratios are well in excess of regulatory capital requirements.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2006 and 2005

Net income for the three-month period ended March 31, 2006, was $1,162,000 an increase of $317,000 or 37.5% from the $845,000 reported at March 31, 2005.

Total interest income of approximately $4,711,000 for the three-month period ended March 31, 2006, compares to $3,768,000 for the same period in 2005, an increase of $943,000 or 25.0%. The increase in total interest income is attributed to an increase in interest and fees on loans. Interest and fees on loans increased $750,000 or 23.3% for the three-month period ended March 31, 2006 compared to the same period for 2005. The increase in interest and fees on loans is due to an increase in the interest rates on the loan portfolio. Average loan balances were $209,211,000 compared to $217,104,000 and the yield was 7.59% compared to 5.94% for this three-month period of 2006 and 2005 respectively. The increase in interest on investment securities of $4,000 was due to an increase in the interest rates. The average balances outstanding of $46,985,000 for 2006 compared to $47,783,000 for 2005 and the yield was 4.42% compared to 4.31% for this three-month period of 2006 and 2005 respectively. See “Average Balance Sheet” for the three-month periods ended March 31, 2006 and 2005.

Total interest expense of $1,258,000 for the three-month period ending March 31, 2006, represents an increase of $393,000 from the $865,000 reported for the same three-month period in 2005. The increase in interest expense on deposits is due mainly to an increase in the cost of the time deposits. The cost of time deposits was 3.43% compared to 2.46% for this three-month period of 2006 and 2005 respectively. Average interest bearing deposits were $201,552,000 for this three-month period of 2006 compared to $196,829,000 for the same three months of 2005. The cost of interest bearing deposits was 2.3% compared to 1.6% for this three-month period of 2006 and 2005 respectively. See “Average Balance Sheet” for the three-month periods ended March 30, 2006 and 2005.

Net interest income of $3,453,000 for the three months ended March 31, 2006, compares to $2,903,000 for the same three-month period in 2005, an increase of $550,000 or 18.9%.

Total non-interest income for the three month period ended March 31, 2006 decreased approximately $1,000 or .3% to $310,000 from $311,000 for the same three month period in 2005. Service Charges on deposit accounts increased $26,000 due to an increase of approximately $18,000 on Non Sufficient Funds Activity. Gains on sale of loans decreased $9,000 due to decreased activity caused by rising fixed loan rates. Other income decreased $18,000 due to the one-time fees of approximately $18,000 from changing our Check Vendor in 2005.

Total non-interest expense of $2,119,000 for the three months ended March 31, 2006, compares to $2,045,000 for the same three-month period in 2005. This represents an increase of $74,000 or 3.6%. Approximately $64,000 was attributable to normal recurring employee cost increases for annual salary increases, staff additions and employee benefits. Approximately $16,000 was attributable to legal expenses due to increased non-performing loans.

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

Cash and amounts due from depository institutions and federal funds sold totaled $32,934,000 at March 31, 2006. These assets provide the primary source of liquidity for the Company. In addition, management has designated a portion of the investment portfolio, $16,093,000 as available for sale and has an available unused line of credit of $35,297,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at March 31, 2006. As of March 31, 2006, the Company had commitments to fund loans of approximately $1,782,000 and unused lines of credit totaling $30,122,000.

Cash was provided during the three month period ended March 31, 2006, mainly from operating activities of $.8 million, the maturities and repayments of investment securities of $.2 million, and short-term borrowings of $.4 million. In addition, $.5 million was provided by the net payment of loans, a net increase in deposits of $1.0 million, and for the net disposal of foreclosed assets of $.7 million. Cash was used during the three month period ended March 31, 2006, mainly for the purchase of investment securities of $3.2 million. In addition, $.2 million was also used to reduce Federal Home Loan Bank advances during the first three months of 2006 and $.6 million was used to purchase Treasury Stock. Cash and cash equivalents totaled $32.9 million at March 31, 2006, a decrease of $.4 million from $33.3 million at December 31, 2005.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at March 31, 2006, and December 31, 2005. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

	March 31, 2006	December 31, 2005
	(dollars in thousands)
Loans on nonaccrual basis	$706	$632
Loans past due 90 days or more	131	—
Renegotiated loans	—	—

Total nonperforming loans	837	632

Other real estate	—	700
Repossessed assets	—	—

Total nonperforming assets	$837	$1,332

Nonperforming loans as a percent of total loans	.40%	.30%

Nonperforming loans as a percent of total assets	.28%	.21%

Nonperforming assets as a percent of total assets	.28%	.45%

Management monitors impaired loans on a continual basis. As of March 2006, impaired loans had no material effect on the Company’s financial position or results from operations.

The allowance for loan losses at March 31, 2006, totaled $2,436,000 or 1.17% of total loans as compared to $2,313,000 or 1.11% at December 31, 2005. Provisions for loan losses were $60,000 for the three months ended March 31, 2006 and $75,000 for the three months ended March 31, 2005.

The level of funding for the provision is a reflection of the overall loan portfolio. Nonperforming loans consist of approximately $305,000 in commercial real estate, $490,000 in one to four family residential mortgages, $29,000 in commercial and other, and $14,000 in consumer loans. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion.

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

	March 31, 2006			March 31, 2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(2)(3)	$209,211,472	$3,972,262	7.59%	$217,103,968	$3,222,519	5.94%
Securities-taxable (4)	14,336,410	161,454	4.50%	10,657,714	109,171	4.10%
Securities-nontaxable	31,043,732	340,293	4.38%	35,579,991	393,621	4.43%
Securities-equity (4)(5)	1,605,087	17,876	4.45%	1,545,369	12,587	3.26%
Federal funds sold	19,827,228	219,266	4.42%	4,478,187	30,223	2.70%

Total interest earnings assets	276,023,929	4,711,151	6.83%	269,365,229	3,768,121	5.60%

Noninterest earning assets
Cash and due from other institutions	10,188,303			9,201,314
Premises and equipment, net	5,105,856			5,043,413
Accrued interest	998,536			736,149
Other assets	5,737,291			5,366,840
Less allowance for loan losses	(2,297,424)			(2,672,342)

Total noninterest earnings assets	19,732,562			17,675,374

Total Assets	$295,756,491			$287,040,603

Liabilities and Shareholders Equity
Interest bearing liabilities:
Interest bearing demand	$31,855,118	43,131	0.54%	$31,789,609	35,192	0.44%
Money market accounts	18,412,124	94,471	2.05%	17,583,935	41,992	0.96%
Savings deposits	41,258,419	84,717	0.82%	43,051,066	65,731	0.61%
Time deposits	110,026,240	944,586	3.43%	104,404,590	641,806	2.46%
Short term borrowings	3,813,586	21,325	2.24%	3,983,644	4,591	0.46%
Federal Home Loan Advances	5,858,055	70,271	4.80%	6,749,852	75,989	4.50%

Total interest bearing liabilities	211,223,542	1,258,501	2.38%	207,562,696	865,301	1.67%

Noninterest bearing liabilities:
Demand deposits	45,851,459			42,798,890
Accrued expenses and other liabilities	1,732,501			1,291,902

Total noninterest bearing liabilities	47,583,960			44,090,792

Shareholder’s equity	36,948,989			35,387,115

Total Liabilities and Equity	$295,756,491			$287,040,603

Net interest income		$3,452,650			$2,902,820

Interest rate spread (6)			4.45%			3.93%

Net yield on interest earning assets (7)			5.00%			4.31%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $79,414 and $67,795 in 2006 and 2005, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Three-Month Period Ended March 2006 Compared to 2005 Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$(468)	$1,218	$750
Securities-taxable	150	(97)	53
Securities-nontaxable	(201)	147	(54)
Securities-equities	2	3	5
Federal funds sold	411	(222)	189

Total interest earning Assets	(106)	1,049	943

Interest expense
Interest bearing demand	—	8	8
Money market accounts	8	44	52
Savings deposits	(11)	30	19
Time deposits	138	165	303
Short-term borrowing	(1)	18	17
Federal Home Loan Bank Advances	(40)	34	(6)

Total interest bearing Liabilities	94	299	393

Net change in net interest income	$(200)	$750	$550

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

At March 31, 2006, the Company had a cumulative positive gap of $117.9 million or 38.76% at the one-year horizon. The gap analysis indicates that if interest rates were to rise 200 basis points (2.0%), the Company’s net interest income would improve at the one-year horizon because the Company’s rate sensitive assets would reprice faster than rate sensitive liabilities. Conversely, if rates were to fall 200 basis points, the Company’s net interest income would decline.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates. The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments.

The simulation also calculates net interest income based upon rate increases or decrease of + or – 200 basis points (or 2.00%) in 100 basis point (or 1.0%) increments. The analysis reprices the balance sheet and forecasts future cash flows over a one-year horizon at the net interest rate levels. The cash flows are then totaled to calculate net interest income. Assumptions are made for loan and investment pre-payment speeds and are incorporated into the simulation as well. Loan and investment pre-payment speeds will increase as interest rates decrease and slow as interest rates rise. The current analysis indicates that, given a 200 basis point overnight decrease in interest rates, the Company would experience a potential $952,000 or 19.75% decline in net interest income. If rates were to increase 200 basis points, the analysis indicates that the Company’s net interest income would increase $962,000 or 19.96%. It is important to note, however, that this exercise would be a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease.

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

Much of the Bank’s deposits have the ability to reprice immediately. However, deposit rates are not tied to an external index. As a result, although changing market interest rates impact repricing, the Bank retains much of the control over repricing by determining itself the extent and timing of repricing deposit products. In addition, the Bank maintains a portion of its investment portfolio as available for sale securities and also has a significant variable rate loan portfolio, which is used to offset rate sensitive liabilities.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1	- Legal Proceedings

None

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in the registrant’s form 10K.

Item 2 - Unregistered sales of equity securities and use of proceeds

The Company did not engage in any unregistered sales of its securities during the quarter ended March 31, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2006	677	$102.95	N/A	N/A
February 1 – 28, 2006	2,125	$103.95	N/A	N/A
March 1 – 31, 2006	2,540	$104.42	N/A	N/A
Total (1)	5,342	$103.92	N/A	N/A

(1)	5,342 shares of common stock were purchased by Killbuck Bancshares in an open-market transaction.

Item 3 - Default upon senior securities

None

Item 4 - Submissions of matters to a vote of security holders

None

Item 5 - Other Information

None

Item 6 - Exhibits

a) The following exhibits are included in this report or incorporated herein by reference:

3.1(i)	Articles of Incorporation of Killbuck Bancshares, Inc.*

3.1(ii)	Amendment to the Articles of Incorporation of Killbuck Bancshares, Inc. increasing authorized shares.**

3.2	Code of Regulations of Killbuck Bancshares, Inc.*

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Independent Registered Public Accounting Firm.

*	Incorporated by reference to an identically numbered exhibit to the Form 10 (file No. 0-24147) filed with SEC on April 30, 1998 and subsequently amended on July 8, 1998 and July 31, 1998.
**	Incorporated by reference to Registrant’s report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 13, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Killbuck Bancshares, Inc.

Date: May 12, 2006	By:	/s/ Luther E. Proper
Luther E. Proper
President and
Chief Executive Officer

Date: May 12, 2006	By:	/s/ Diane Knowles
Diane Knowles
Chief Financial Officer