Form 10-Q
period 2006-06-30
KILLBUCK BANCSHARES INC
filed 2006-08-11
CIK 1060455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2006

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

Class: Common Stock, no par value

Outstanding at July 31, 2006: 641,641

KILLBUCK BANCSHARES, INC.

Killbuck Bancshares, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$10,437,621	$15,031,294
Federal funds sold	16,100,000	18,300,000

Total cash and cash equivalents	26,537,621	33,331,294

Investment securities:
Securities available for sale	23,640,001	14,307,200
Securities held to maturity (fair value of $33,352,647 and $31,696,907)	32,897,122	30,770,829

Total investment securities	56,537,123	45,078,029

Loans (net of allowance for loan losses of $2,393,833 and $2,313,312)	196,592,060	206,241,946
Loans held for sale	255,500	94,600
Premises and equipment, net	5,438,807	5,834,516
Accrued interest receivable	1,335,756	1,145,875
Goodwill, net	1,329,249	1,329,249
Other assets	5,398,411	4,994,451

Total assets	$293,424,527	$298,049,960

LIABILITIES
Deposits:
Noninterest bearing demand	$44,552,272	$51,130,983
Interest bearing demand	30,526,826	32,244,405
Money market	16,659,858	14,716,407
Savings	39,491,067	42,347,138
Time	113,301,255	109,910,217

Total deposits	244,531,278	250,349,150
Federal Home Loan Bank advances	5,583,341	5,989,051
Short-term borrowings	4,070,000	3,610,000
Accrued interest and other liabilities	1,191,495	1,052,456

Total liabilities	255,376,114	261,000,657

SHAREHOLDERS’ EQUITY
Common stock – No par value: 1,000,000 shares authorized, 718,431 issued	8,846,670	8,846,670
Retained earnings	36,071,182	34,332,104
Accumulated other comprehensive loss	(228,302)	(64,736)
Treasury stock, at cost (76,206 and 70,671 shares)	(6,641,137)	(6,064,735)

Total shareholders’ equity	38,048,413	37,049,303

Total liabilities and shareholders’ equity	$293,424,527	$298,049,960

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Six Months Ended June 30,
	2006	2005
INTEREST INCOME
Interest and fees on loans	$8,044,655	$6,687,123
Federal funds sold	485,543	89,160
Investment securities:
Taxable	440,279	231,361
Exempt from federal income tax	694,161	778,747

Total interest income	9,664,638	7,786,391

INTEREST EXPENSE
Deposits	2,459,358	1,698,071
Federal Home Loan Bank advances	138,482	152,017
Short term borrowings	49,164	13,155

Total interest expense	2,647,004	1,863,243

NET INTEREST INCOME	7,017,634	5,923,148
Provision for loan losses	120,000	150,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,897,634	5,773,148

NON INTEREST INCOME
Service charges on deposit accounts	448,168	411,200
Gain on sale of loans, net	19,992	37,718
BOLI	70,629	74,538
Other income	88,290	148,124

Total non interest income	627,079	671,580

NON INTEREST EXPENSE
Salaries and employee benefits	2,317,805	2,111,910
Occupancy and equipment expense	476,526	485,115
Professional fees	176,210	177,134
Franchise tax	226,183	220,645
Other expenses	836,337	793,357

Total non interest expense	4,033,061	3,788,161

INCOME BEFORE INCOME TAXES	3,491,652	2,656,567
Income taxes	981,904	673,406

NET INCOME	$2,509,748	$1,983,161

Earning per common share	$3.90	$3.02

Dividend per share	$1.20	$1.05

Weighted Average shares outstanding	644,038	656,724

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended June 30,
	2006	2005
INTEREST INCOME
Interest and fees on loans	$4,072,393	$3,464,604
Federal funds sold	266,277	58,936
Investment securities:
Taxable	260,949	109,604
Exempt from federal income tax	353,868	385,126

Total interest income	4,953,487	4,018,270

INTEREST EXPENSE
Deposits	1,292,453	913,351
Federal Home Loan Bank advances	68,211	76,028
Short term borrowings	27,839	8,563

Total interest expense	1,388,503	997,942

NET INTEREST INCOME	3,564,984	3,020,328
Provision for loan losses	60,000	75,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,504,984	2,945,328

NON INTEREST INCOME
Service charges on deposit accounts	234,670	222,976
Gain on sale of loans, net	8,506	17,968
BOLI	35,284	39,081
Other income	38,704	80,662

Total non interest income	317,164	360,687

NON INTEREST EXPENSE
Salaries and employee benefits	1,082,403	941,155
Occupancy and equipment expense	229,433	226,831
Professional fees	88,262	69,982
Franchise tax	115,183	109,645
Other expenses	399,018	395,829

Total non interest expense	1,914,299	1,743,442

INCOME BEFORE INCOME TAXES	1,907,849	1,562,573
Income taxes	559,948	424,561

NET INCOME	$1,347,901	$1,138,012

Earning per common share	$2.10	$1.73

Dividend per share	$1.20	$1.05

Weighted Average shares outstanding	642,346	656,402

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2006

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income (Loss)
Balance, December 31, 2005	$8,846,670	$34,332,104	$(64,736)	$(6,064,735)	$37,049,303

Net income		2,509,748			2,509,748	$2,509,748
Purchase of Treasury stock, at cost (5,535 shares)				(576,402)	(576,402)
Other comprehensive loss:
Net unrealized loss on securities, net of tax benefit of $84,261			(163,566)		(163,566)	(163,566)

Comprehensive income						$2,346,182

Cash dividends paid ($1.20 per share)		(770,670)			(770,670)

Balance, June 30, 2006	$8,846,670	$36,071,182	$(228,302)	$(6,641,137)	$38,048,413

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$2,509,748	$1,983,161
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	120,000	150,000
Gain on sale of loans	(19,992)	(37,718)
Provision for depreciation and amortization	160,622	181,774
Origination of loans held for sale	(5,022,735)	(6,791,679)
Proceeds from the sale of loans	4,881,827	6,570,297
Federal Home Loan Bank stock dividend	(35,500)	(25,700)
Net change in:
Accrued interest and other assets	(484,537)	(375,213)
Accrued expenses and other liabilities	149,496	196,645

Net cash provided by operating activities	2,258,929	1,851,567

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	354,508	3,363,829
Purchases	(9,924,470)	(1,998,923)
Investment securities held to maturity:
Proceeds from maturities and repayments	—	949,704
Purchases	(2,155,554)	(200,872)
Net decrease (increase) in loans	9,529,886	(877,275)
Net Disposal of foreclosed real estate	620,000	—
Net Purchase of premises and equipment	(366,318)	(488,146)

Net cash (used in) provided by investing activities	(1,941,948)	748,317

FINANCING ACTIVITIES
Net decrease in demand, money market and savings deposits	(9,208,910)	(9,125,920)
Net increase in time deposits	3,391,038	2,109,304
Repayments of Federal Home Loan Bank advances	(405,710)	(2,293,177)
Net increase (decrease) in short term borrowings	460,000	(55,000)
Purchase of Treasury stock	(576,402)	(137,309)
Dividends paid	(770,670)	(689,249)

Net cash used in financing activities	(7,110,654)	(10,191,351)

Net decrease in cash and cash equivalents	(6,793,673)	(7,591,467)
Cash and cash equivalents at beginning of period	33,331,294	21,663,199

Cash and cash equivalents at end of period	$26,537,621	$14,071,732

Supplemental Disclosures of Cash Flows Information
Cash Paid During the Period For:
Interest on deposits and borrowings	$2,642,093	$1,838,645

Income taxes	$681,287	$383,912

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

NOTE 3 – COMPREHENSIVE INCOME

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is comprised of the following:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Net income	$2,509,748	$1,983,161
Other comprehensive income:
Net unrealized loss on securities	(247,827)	(66,556)
Tax effect	84,261	22,629

Total comprehensive income	$2,346,182	$1,939,234

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Net income	$1,347,901	$1,138,012
Other comprehensive income:
Net unrealized (loss) gain on securities	(199,987)	13,308
Tax effect	67,996	(4,524)

Total comprehensive income	$1,215,910	$1,146,796

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

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

Financial Condition

Total assets at June 30, 2006 were $293,425,000 compared to $298,050,000 at December 31, 2005.

Cash and cash equivalents decreased by $6,794,000 or 20.4% from December 31, 2005, to June 30, 2006, with federal funds sold decreasing $2,200,000. The decrease was used to fund the decrease in the Bank’s total deposits.

Investment securities available for sale increased by $9,333,000 or 65.2% from December 31, 2005, due to net purchases. Investments held to maturity increased $2,126,000 or 6.9% due to net purchases.

Net loans decreased by $9,650,000 or 4.7% from December 31, 2005 to June 30, 2006. A decrease of $8,187,000 occurred in the real estate loan category, which is attributable primarily to residential and farm lending activity. Management believes the higher interest rate environment has slowed this sector of the market. Commercial and other loan balances decreased by $511,000 due to a very competitive interest rate environment. The Consumer loans decreased by $952,000.

Total deposits at June 30, 2006 were $244,531,000 compared to $250,349,000 at December 31, 2005. Time deposits increased $3,391,000, demand accounts decreased $8,296,000 and money market and savings accounts decreased $913,000. Management attributes these changes to the increase in interest rates. Management believes the demand accounts decreases are attributable to several different reasons including normal fluctuations due to customer usage, and the disintermediation into other financial markets.

Federal Home Loan Bank advances decreased $406,000 due to maturities and scheduled repayments, and short-term borrowings increased $460,000 at June 30, 2006 from December 31, 2005.

Shareholders’ Equity increased by $999,000 or 2.7%, which was mainly due to earnings of $2,510,000 for the first six months of 2006 decreased by a $164,000 unrealized loss on securities included in other comprehensive income, dividends paid totaling $771,000, and by the purchase of Treasury stock for $576,000. Treasury stock purchases are monitored against the Company’s Strategic Plan and the goals set forth in the plan. The Treasury stock purchases have not exceeded the Strategic Plan’s guidelines for the first six months of 2006. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At June 30, 2006, the total capital ratio was 18.94%; the Tier I capital ratio was 17.79%, and the leverage ratio was 12.46%, compared to regulatory capital requirements of 8.00%, 4.00% and 4.00% respectively. These ratios are well in excess of regulatory capital requirements.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2006 and 2005

Net income for the six-month period ended June 30, 2006, was $2,510,000, an increase of $527,000 or 26.6% from the $1,983,000 reported at June 30, 2005.

Total interest income of approximately $9,665,000 for the six-month period ended June 30, 2006, compares to $7,786,000 for the same period in 2005, an increase of $1,879,000 or 24.1%. The increase in total interest income is primarily attributable to loans. Interest and fees on loans increased $1,358,000 or 20.3% for the six-month period ended June 30, 2006 compared to the same period for 2005. The increase in interest and fees on loans is due to an increase in the average yield on the underlying principle balances. See “Average Balance Sheet” for the six-month periods ended June 30, 2006 and 2005. Average loan balances were $206,150,000 for the first six months of 2006 compared to $217,508,000 for the first six months of 2005 and the yield on loans increased to 7.80% for the first six months of 2006 compared to 6.15% for the first six months of 2005. Investment income increased $125,000 or 12.3% for the six-month period ended June 30, 2006 compared to the same period for 2005. The increase in investment income is primarily attributable to an increase in volume. Average investment balances were $50,302,000 compared to $46,613,000 and the yields were 4.5% compared to 4.3% for the first six months of 2006 and 2005 respectively.

Total interest expense of $2,647,000 for the six-month period ending June 30, 2006 represents an increase of $784,000 from the $1,863,000 reported for the same six-month period in 2005. The increase in interest expense on deposits of $761,000 is due mainly to the increases in the average rate paid on the underlying principle balances of the interest bearing liabilities, specifically the Time deposits. The cost of Time deposits was 3.58% compared to 2.62% for this six-month period of 2006 and 2005, respectively. The cost on interest bearing deposits was 2.4%, compared to 1.7% for the six-month periods of 2006 and 2005 respectively. Average interest-bearing deposits were $202,003,000 for the first six months of 2006 compared to $197,979,000 for the first six months of 2005. See “Average Balance Sheet” for the six-month periods ended June 30, 2006 and 2005.

Net interest income of $7,018,000 for the six months ended June 30, 2006, compares to $5,923,000 for the same six-month period in 2005, an increase of $1,095,000 or 18.5%.

Total non-interest income for the six-month period ended June 30, 2006, of $627,000 compares to $672,000 for the same six-month period in 2005, a decrease of $45,000 or 6.7%. Gains on sale of loans decreased $18,000. $8,000 of the increase of $37,000 in service charges on deposit accounts was attributable to ATM surcharges due to additional non-customer usage, and $28,000 was due to an increase May 1st in the Non-sufficient funds fee. Other income decreased $60,000 due primarily to the decrease of $36,000 in alternative investment income. BOLI income decreased $4,000. The Bank-Owned Life Insurance (BOLI) was purchased in December 2005. The Company purchased life insurance policies on certain key employees and the BOLI is recorded at its cash surrender value or the amount that can be realized. Other income decreased $10,000 due to the one-time fees of approximately $18,000 from changing our Check Vendor in 2005. Miscellaneous service charges decreased approximately $14,000.

Total non-interest expense of $4,033,000 for the six months ended June 30, 2006, compares to $3,788,000 for the same six-month period in 2005. This represents an increase of $245,000 or 6.5%. Salary and employee benefits increased approximately $206,000. Approximately $71,000 of the $206,000 increase was due to additional medical group insurance costs. The remaining expense was due to normal increases in salaries and employee benefits, and additional branch personnel hired in 2006. Approximately $16,000 was attributable to legal expenses due to increased non-performing loans. The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2006 and 2005

Net income for the three-month period ended June 30, 2006, was $1,348,000, an increase of $210,000 or 18.5% from the $1,138,000 reported at June 30, 2005.

Total interest income of approximately $4,953,000 for the three-month period ended June 30, 2006, compares to $4,018,000 for the same period in 2005, an increase of $935,000 or 23.3%. The increase in total interest income is primarily attributable to an increase in the loan category. Interest and fees on loans increased $608,000 or 17.5% for the three-month period ended June 30, 2006 compared to the same period for 2005. The increase in interest and fees on loans is due to an increase in the average yield on the underlying principle balances. Average loan balances were $203,088,000 compared to $217,912,000 and the yield was 8.02% compared to 6.36% for this three-month period of 2006 and 2005 respectively. See “Average Balance Sheet” for the three-month periods ended June 30, 2006 and 2005. The increase in interest on investment securities of $121,000 was primarily attributable to an increase in the average balances outstanding of $53,619,000 for 2006 compared to $45,444,000 for 2005 and the yield was 4.6% compared to 4.4% for this three-month period of 2006 and 2005 respectively. See “Average Balance Sheet” for the three-month periods ended June 30, 2006 and 2005.

Total interest expense of $1,389,000 for the three-month period ending June 30, 2006, represents an increase of $391,000 from the $998,000 reported for the same three-month period in 2005. The increase in interest expense on deposits of $379,000 is due mainly to increases in the average rate paid on the underlying principle balances of the interest bearing liabilities specifically the Time deposits and an increase in the average balances outstanding of the Time deposits. The cost of Time deposits was 3.72% compared to 2.78% for this three-month period of 2006 and 2005, respectively and the average time deposits were $ 112,010,000 for this three-month period of 2006 compared to $105,916,000 for the same three months of 2005. The cost of interest bearing deposits was 2.6% compared to 1.8% for this three-month period of 2006 and 2005 respectively. Average interest-bearing deposits were $202,455,000 for this three-month period of 2006 compared to $199,128,000 for the same three months of 2005. See “Average Balance Sheet” for the three-month periods ended June 30, 2006 and 2005.

Net interest income of $3,565,000 for the three months ended June 30, 2006, compares to $3,020,000 for the same three-month period in 2005, an increase of $545,000 or 18.0%.

Total non-interest income for the three-month period ended June 30, 2006, of $317,000 compares to $361,000 for the same three-month period in 2005, a decrease of $44,000 or 12.2%. Gains on sale of loans decreased $9,000 due to decreased residential loan activity caused by rising fixed loan rates. The service fee income on deposits increased $12,000 due to an increase of $4,000 in ATM surcharges from additional non-customer usage and an increase of $9,000 in the Non-sufficient funds (NSF) fees. Other income decreased $42,000 due primarily to the decrease of $43,000 in alternative investment income. BOLI income decreased $4,000. The Bank-Owned Life Insurance (BOLI) was purchased in December 2005. The Company purchased life insurance policies on certain key employees and the BOLI is recorded at its cash surrender value or the amount that can be realized.

Total non-interest expense of $1,914,000 for the three months ended June 30, 2006, compares to $1,743,000 for the same three-month period in 2005. This represents an increase of $171,000 or 9.8%. Salary and employee benefits increased $141,000. Approximately $71,000 of the $141,000 increase was due to additional medical group insurance costs. The remaining expense was due to normal recurring employee cost increase for salary and employee benefits, and additional branch personnel hired in 2006. The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

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

Cash and amounts due from depository institutions and federal funds sold totaled $26,538,000 at June 30, 2006. These assets provide the primary source of liquidity for the Company. In addition, management has designated a portion of the investment portfolio, $23,640,000 as available for sale and has an available unused line of credit of $36,460,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at June 30, 2006. As of June 30, 2006, the Company had commitments to fund loans of approximately $2,064,000 and unused lines of credit totaling $32,593,000.

Cash was provided during the six month period ended June 30, 2006, mainly from operating activities of $2.3 million, the net payment of loans of $9.5 million, and the maturities and repayments of investment securities of $.4 million. In addition, cash was provided by the net disposal of foreclosed real estate of $.6 million, and a net increase of $.1 million in Federal Home Loan Bank advances and short-term borrowings. Cash was used during the six month period ended June 30, 2006, mainly for the purchase of investment securities of $12.1 million, and the net decrease in deposits of $5.8 million. In addition, $.4 million was used to purchase equipment, $.6 million was used to purchase Treasury Stock, and $.8 million was used to pay dividends to shareholders. Cash and cash equivalents totaled $26.5 million at June 30, 2006, a decrease of $6.8 million from $33.3 million at December 31, 2005.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at June 30, 2006, and December 31, 2005. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

	June 30, 2006	December 31, 2005
	(dollars in thousands)
Loans on nonaccrual basis	$661	$632
Loans past due 90 days or more	15	—
Renegotiated loans	—	—

Total nonperforming loans	$676	$632

Other real estate	80	700
Repossessed assets	—	—

Total nonperforming assets	$756	$1,332

Nonperforming loans as a percent of total loans	0.34%	0.30%

Nonperforming loans as a percent of total assets	0.23%	0.21%

Nonperforming assets as a percent of total assets	0.26%	0.45%

Management monitors impaired loans on a continual basis. As of June 2006, impaired loans had no material effect on the Company’s financial position or results from operations.

The allowance for loan losses at June 30, 2006, totaled $2,394,000 or 1.20% of total loans as compared to $2,313,000 or 1.11% at December 31, 2005. Provisions for loan losses were $120,000 for the six months ended June 30, 2006 and $150,000 for the six months ended June 30, 2005.

The level of funding for the provision is a reflection of the overall loan portfolio. Nonperforming loans consist of approximately $215,000 in commercial real estate, $23,000 in consumer loans, and $438,000 in one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion.

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

	Period Ended
	2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$206,149,695	$8,044,655	7.80%	$217,508,023	$6,687,123	6.15%
Securities-taxable (4)	17,052,668	396,702	4.65%	9,724,912	197,600	4.06%
Securities-nontaxable (4)	31,635,427	694,161	4.39%	35,336,405	778,747	4.41%
Securities-Equity (4,5)	1,614,188	43,577	5.40%	1,552,146	33,761	4.35%
Federal funds sold	20,767,431	485,543	4.68%	6,441,979	89,160	2.77%

Total interest earnings assets	277,219,409	9,664,638	6.97%	270,563,465	7,786,391	5.76%

Noninterest earning assets:
Cash and due from other institutions	9,951,343			9,518,206
Premises and equipment, net	5,176,489			5,167,261
Accrued interest	1,104,862			826,223
Other assets	5,687,737			5,427,183
Less allowance for loan losses	(2,378,605)			(2,573,254)

Total noninterest earnings assets	19,541,826			18,365,619

Total Assets	$296,761,235			$288,929,084

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	$31,399,665	$88,462	0.56%	$32,030,445	75,474	0.47%
Money market accounts	18,780,250	204,375	2.18%	18,293,677	106,615	1.17%
Savings deposits	40,805,365	179,684	0.88%	42,494,038	139,086	0.65%
Time deposits	111,018,161	1,986,837	3.58%	105,160,453	1,376,896	2.62%
Short term borrowings	3,945,539	49,164	2.49%	3,900,383	13,155	0.67%
Federal Home Loan Advances	5,768,360	138,482	4.80%	6,655,703	152,017	4.57%

Total interest bearing liabilities	211,717,340	2,647,004	2.50%	208,534,699	1,863,243	1.79%

Noninterest bearing liabilities:
Demand deposits	46,042,296			43,416,157
Accrued expenses and other liabilities	2,496,581			1,853,052

Total noninterest bearing liabilities	48,538,877			45,269,209

Shareholders’ equity	36,505,018			35,125,176

Total Liabilities and Shareholders’ Equity	$296,761,235			$288,929,084

Net interest income		$7,017,634			$5,923,148

Interest rate spread (6)			4.47%			3.97%

Net yield on interest earning assets (7)			5.06%			4.38%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $161,526 and $139,564 in 2006 and 2005, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Period Ended
	2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$203,087,917	$4,072,393	8.02%	$217,912,077	$3,464,604	6.36%
Securities-taxable (4)	19,768,927	235,248	4.76%	8,792,111	88,430	4.02%
Securities-nontaxable (4)	32,227,122	353,868	4.39%	35,092,818	385,126	4.39%
Securities-Equity (4,5)	1,623,289	25,701	6.33%	1,558,923	21,174	5.43%
Federal funds sold	21,707,634	266,277	4.91%	8,405,771	58,936	2.80%

Total interest earnings assets	278,414,889	4,953,487	7.12%	271,761,700	4,018,270	5.91%

Noninterest earning assets:
Cash and due from other institutions	9,714,383			9,835,098
Premises and equipment, net	5,247,123			5,291,108
Accrued interest	1,211,188			916,298
Other assets	5,638,183			5,487,527
Less allowance for loan losses	(2,459,786)			(2,474,166)

Total noninterest earnings assets	19,351,091			19,055,865

Total Assets	$297,765,980			$290,817,565

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	$30,944,211	45,331	0.59%	$32,271,282	40,282	0.50%
Money market accounts	19,148,375	109,904	2.30%	19,003,417	64,624	1.36%
Savings deposits	40,352,312	94,967	0.94%	41,937,010	73,355	0.70%
Time deposits	112,010,083	1,042,250	3.72%	105,916,316	735,090	2.78%
Short term borrowings	4,077,491	27,840	2.73%	3,817,122	8,563	0.90%
Federal Home Loan Advances	5,678,666	68,211	4.80%	6,561,554	76,028	4.63%

Total interest bearing liabilities	212,211,138	1,388,503	2.62%	209,506,701	997,942	1.91%

Noninterest bearing liabilities:
Demand deposits	46,233,133			44,033,424
Accrued expenses and other liabilities	3,260,662			2,414,204

Total noninterest bearing liabilities	49,493,795			46,447,628

Shareholders’ equity	36,061,047			34,863,236

Total Liabilities and Shareholders’ Equity	$297,765,980			$290,817,565

Net interest income		$3,564,984			$3,020,328

Interest rate spread (6)			4.50%			4.01%

Net yield on interest earning assets (7)			5.12%			4.45%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $82,112 and $71,769 in 2006 and 2005, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Six-Month Period Ended June 2006 Compared to 2005 Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$(698)	$2,056	$1,358
Securities-taxable	297	(97)	200
Securities-nontaxable	(163)	78	(85)
Securities-equities	3	7	10
Federal funds sold	396	—	396

Total interest earning Assets	(165)	2,044	1,879

Interest expense
Interest bearing demand	(3)	16	13
Money market accounts	6	92	98
Savings deposits	(11)	52	41
Time deposits	153	457	610
Short-term borrowing	—	36	36
Federal Home Loan Bank
Advances	(41)	27	(14)

Total interest bearing Liabilities	104	680	784

Net change in net interest income	$(269)	$1,364	$1,095

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

	Three-Month Period Ended June 2006 Compared to 2005 Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$(943)	$1,551	$608
Securities-taxable	441	(294)	150
Securities-nontaxable	(126)	95	(34)
Securities-equities	3	2	5
Federal funds sold	372	(165)	207

Total interest earning Assets	(253)	1,189	936

Interest expense
Interest bearing demand	(7)	12	5
Money market accounts	2	43	45
Savings deposits	(11)	33	22
Time deposits	169	138	307
Short-term borrowing	2	18	20
Federal Home Loan Bank
Advances	(41)	33	(8)

Total interest bearing Liabilities	114	277	391

Net change in net interest income	$(367)	$912	$545

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

At June 30, 2006, the Company had a cumulative positive gap of $97.7 million or 32.76% at the one-year horizon. The gap analysis indicates that if interest rates were to rise 200 basis points (2.00%), the Company’s net interest income would improve at the one-year horizon because the Company’s rate sensitive assets would reprice faster than rate sensitive liabilities. Conversely, if rates were to fall 200 basis points (2.00%), the Company’s net interest income would decline.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates. The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments.

The simulation also calculates net interest income based upon rate increases or decrease of + or – 200 basis points (or 2.00%) in 100 basis point (or 1.00%) increments. The analysis reprices the balance sheet and forecasts future cash flows over a one-year horizon at the net interest rate levels. The cash flows are then totaled to calculate net interest income. Assumptions are made for loan and investment pre-payment speeds and are incorporated into the simulation as well. Loan and investment pre-payment speeds will increase as interest rates decrease and slow as interest rates rise. The current analysis indicates that, given a 200 basis point overnight decrease in interest rates, the Company would experience a potential $761,000 or 16.26% decline in net interest income. If rates were to increase 200 basis points, the analysis indicates that the Company’s net interest income would increase $769,000 or 16.43%. It is important to note, however, that this exercise would be a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in the registrant’s form 10K.

Item 2 - Unregistered sales of equity securities and use of proceeds

The Company did not engage in any unregistered sales of its securities during the quarter ended June 30, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2006	—	—	N/A	N/A
May 1 – 31, 2006	193	$106.66	N/A	N/A
June 1 – 30, 2006	—	—	N/A	N/A
Total (1)	193	$106.66	N/A	N/A

(1)	193 shares of common stock were purchased by Killbuck Bancshares in open-market transactions.

Item 3 - Default upon senior securities

None

Item 4 - Results of votes of security holders

The following represent the results of matters submitted to a vote of the shareholders at the annual meeting held on April 24, 2006.

Affixing the number of directors at nine for 2006:

For	518,053
Abstain	260
Absent	124,105

Election of Directors:

The following directors were elected with terms to expire 2009:

	For	Withheld
Allan Mast	518,053	124,365
Dean Mullet	518,053	124,365
Luther Proper	518,053	124,365

Other directors not up for election but continuing in office include: Ted Bratton; Max A. Miller; Michael S. Yoder; John W. Baker; and Kenneth E. Taylor.

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

Killbuck Bancshares, Inc.

Date: August 9, 2006	By:	/s/ Luther E. Proper
Luther E. Proper
President and
Chief Executive Officer

Date: August 9, 2006	By:	/s/ Diane Knowles
Diane Knowles
Chief Financial Officer