Form 10-Q
period 2006-09-30
KILLBUCK BANCSHARES INC
filed 2006-11-13
CIK 1060455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2006

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

Class: Common Stock, no par value

Outstanding at October 31, 2006: 639,064.

KILLBUCK BANCSHARES, INC.

Killbuck Bancshares, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$13,090,473	$15,031,294
Federal funds sold	18,988,000	18,300,000

Total cash and cash equivalents	32,078,473	33,331,294

Investment securities:
Securities available for sale	25,862,547	14,307,200
Securities held to maturity (fair value of $33,931,678 and $31,696,907)	33,014,365	30,770,829

Total investment securities	58,876,912	45,078,029

Loans (net of allowance for loan losses of $ 2,427,686 and $2,313,312)	196,972,178	206,241,946
Loans held for sale	128,000	94,600
Premises and equipment, net	5,466,696	5,834,516
Accrued interest receivable	1,770,630	1,145,875
Goodwill, net	1,329,249	1,329,249
Other assets	5,277,880	4,994,451

Total assets	$301,900,018	$298,049,960

LIABILITIES
Deposits:
Noninterest bearing demand	$47,453,568	$51,130,983
Interest bearing demand	28,437,742	32,244,405
Money market	15,954,422	14,716,407
Savings	38,516,286	42,347,138
Time	122,996,679	109,910,217

Total deposits	253,358,697	250,349,150
Federal Home Loan Bank advances	3,429,606	5,989,051
Short-term borrowings	4,500,000	3,610,000
Accrued interest and other liabilities	1,167,104	1,052,456

Total liabilities	262,455,407	261,000,657

SHAREHOLDERS’ EQUITY
Common stock – No par value: 1,000,000 shares authorized, 718,431 issued	8,846,670	8,846,670
Retained earnings	37,432,761	34,332,104
Accumulated other comprehensive loss	(6,675)	(64,736)
Treasury stock, at cost (77,938 and 70,671 shares)	(6,828,145)	(6,064,735)

Total shareholders’ equity	39,444,611	37,049,303

Total liabilities and shareholders’ equity	$301,900,018	$298,049,960

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
INTEREST INCOME
Interest and fees on loans	$12,226,647	$10,370,626
Federal funds sold	716,946	201,387
Investment securities:
Taxable	774,970	328,675
Exempt from federal income tax	1,055,955	1,159,995

Total interest income	14,774,518	12,060,683

INTEREST EXPENSE
Deposits	3,898,803	2,729,151
Federal Home Loan Bank advances	196,443	208,450
Short term borrowings	78,883	27,036

Total interest expense	4,174,129	2,964,637

NET INTEREST INCOME	10,600,389	9,096,046

Provision for loan losses	120,000	180,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,480,389	8,916,046

NON INTEREST INCOME
Service charges on deposit accounts	676,819	621,167
Gain on sale of loans, net	24,175	52,795
Other income	229,926	297,845

Total non interest income	930,920	971,807

NON INTEREST EXPENSE
Salaries and employee benefits	3,493,800	3,247,454
Occupancy expense	247,193	223,322
Equipment expense	487,128	494,416
Professional fees	229,824	271,572
Franchise tax	343,381	329,613
Other expenses	1,248,943	1,161,179

Total non interest expense	6,050,269	5,727,556

INCOME BEFORE INCOME TAXES	5,361,040	4,160,297
Income taxes	1,489,713	1,076,261

NET INCOME	$3,871,327	$3,084,036

Earnings per common share	$6.02	$4.70

Weighted average shares outstanding	643,189	655,544

Dividends Declared Per Share	$1.20	$1.05

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended September 30,
	2006	2005
INTEREST INCOME
Interest and fees on loans	$4,181,992	$3,683,503
Federal funds sold	231,403	112,227
Investment securities:
Taxable	334,691	97,314
Exempt from federal income tax	361,794	381,248

Total interest income	5,109,880	4,274,292

INTEREST EXPENSE
Deposits	1,439,445	1,031,079
Federal Home Loan Bank advances	57,961	56,433
Short term borrowings	29,719	13,882

Total interest expense	1,527,125	1,101,394

NET INTEREST INCOME	3,582,755	3,172,898

Provision for loan losses	—	30,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,582,755	3,142,898

NON INTEREST INCOME
Service charges on deposit accounts	228,651	209,967
Gain on sale of loans, net	4,184	15,078
Other income	71,007	75,183

Total non interest income	303,842	300,228

NON INTEREST EXPENSE
Salaries and employee benefits	1,175,995	1,135,545
Occupancy expense	83,391	72,531
Equipment expense	174,403	160,093
Professional fees	53,615	78,844
Franchise tax	117,199	108,968
Other expenses	412,606	383,414

Total non interest expense	2,017,209	1,939,395

INCOME BEFORE INCOME TAXES	1,869,388	1,503,731
Income taxes	507,809	402,856

NET INCOME	$1,361,579	$1,100,875

Earnings per common share	$2.12	$1.69

Weighted average shares outstanding	641,491	653,225

Dividends Declared Per Share	$.00	$.00

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2006

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income
Balance, December 31, 2005	$8,846,670	$34,332,104	$(64,736)	$(6,064,735)	$37,049,303
Net income		3,871,327			3,871,327	$3,871,327
Purchase of Treasury stock, at cost (7,267 shares)				(763,410)	(763,410)
Other comprehensive income loss:
Net unrealized gain on securities, net of tax $29,910			58,061		58,061	58,061

Comprehensive income						$3,929,388

Cash dividends paid ($1.20 per share)		(770,670)			(770,670)

Balance, September 30, 2006	$8,846,670	$37,432,761	$(6,675)	$(6,828,145)	$39,444,611

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Operating Activities
Net income	$3,871,327	$3,084,036
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	120,000	180,000
Gain on sale of loans	(24,175)	(52,795)
Provision for depreciation and amortization	259,825	(93,822)
Origination of loans held for sale	(6,031,735)	(9,946,779)
Proceeds from the sale of loans	6,022,510	9,584,074
Federal Home Loan Bank stock dividend	(53,600)	(40,300)
Net change in:
Accrued interest and other assets	(848,532)	(600,248)
Accrued expenses and other liabilities	78,686	365,774

Net cash provided by operating activities	3,394,306	2,479,940

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	1,471,930	4,057,059
Purchases	(12,919,660)	(2,995,999)
Investment securities held to maturity:
Proceeds from maturities and repayments	1,555,548	1,353,284
Purchases	(3,840,166)	(200,872)
Net decrease in loans	9,149,768	3,286,585
Purchase of premises and equipment	(490,569)	(114,344)
Decrease (increase) in Other Real Estate Owned	620,000	(700,000)

Net cash (used in) provided by investing activities	(4,453,149)	4,685,713

FINANCING ACTIVITIES
Net decrease in demand, money market and savings deposits	(10,076,915)	(7,889,599)
Net increase in time deposits	13,086,462	5,268,997
Proceeds from Federal Home Loan Bank advances	10,481	1,700,000
Repayment of Federal Home Loan Bank advances	(2,569,926)	(2,377,232)
Net increase in short term borrowings	890,000	575,000
Purchase of Treasury stock	(763,410)	(609,500)
Dividends paid	(770,670)	(689,250)

Net cash used in financing activities	(193,978)	(4,021,584)

Net (decrease) increase in cash and cash equivalents	(1,252,821)	3,144,069

Cash and cash equivalents at beginning of period	33,331,294	21,663,199

Cash and cash equivalents at end of period	$32,078,473	$24,807,268

Supplemental Disclosures of Cash Flows Information
Cash paid during the period for:
Interest on deposits and borrowings	$4,134,658	$2,920,326

Income taxes	$1,456,287	$833,912

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

NOTE 3 – COMPREHENSIVE INCOME

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is comprised of the following:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Net income	$3,871,327	$3,084,036
Other comprehensive income:
Net unrealized gain (loss) on securities	87,971	(111,797)
Tax effect	(29,910)	38,011

Total comprehensive income	$3,929,388	$3,010,250

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Net income	$1,361,579	$1,100,875
Other comprehensive income:
Net unrealized gain (loss) on securities	335,798	(45,241)
Tax effect	(114,171)	15,383

Total comprehensive income	$1,583,206	$1,071,017

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 155, Accounting for Certain Hybrid Instruments, as an amendment of FASB Statements No. 133 and 140. FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). FAS No. 158 requires that a company recognize the overfunded or underfunded status of its defined benefit post retirement plans (other than multiemployer plans) as an asset or liability in its statement of financial position and that it recognize changes in the funded status in the year in which the changes occur through other comprehensive income. FAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year end, in addition to footnote disclosures. FAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, providing guidance on quantifying financial statement misstatement and implementation when first applying this guidance. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations or financial condition.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-5(“EITF 06-5”), Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations or financial condition.

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

Financial Condition

Total assets at September 30, 2006 were $301,900,000 compared to $298,050,000 at December 31, 2005.

Cash and cash equivalents decreased by $1,253,000 or 3.8% from December 31, 2005, to September 30, 2006, with federal funds sold increasing $688,000. The increase is excess cash provided from operating activities and investing activities.

Investment securities available for sale increased by $11,556,000 or 80.8% from December 31, 2005, to September 30, 2006, due to net purchases. Investments held to maturity increased $2,243,000 or 7.3% due to net purchases.

Net loans decreased by $9,270,000 or 4.5% from December 31, 2005 to September 30, 2006. A decrease of $8,671,000 occurred in the real estate loan category, which is attributable primarily to residential and commercial lending activity. Management believes the higher interest rate environment has slowed the residential sector of the market, and a very competitive interest rate environment exists in the bank’s commercial lending marketplace. Commercial and other loan balances increased by $318,000. The Consumer loans balance decreased by $917,000.

Total deposits at September 30, 2006 were $253,359,000 compared to $250,349,000 at December 31, 2005. Time deposits increased $13,087,000, demand accounts decreased $7,484,000 and money market and savings accounts decreased $2,593,000. Management attributes these changes to the increase in interest rates. Management believes the demand accounts decreases are attributable to several different reasons including normal fluctuations due to customer usage, and the disintermediation into other financial markets.

Federal Home Loan Bank advances had a net decrease of $2,559,000 due to maturities and scheduled repayments, and short-term borrowings increased $890,000 at September 30, 2006 from December 31, 2005.

Shareholders’ Equity increased by $2,396,000 or 6.5%, which was mainly due to earnings of $3,871,000 for the first nine months of 2006 and a $58,000 unrealized gain on securities included in other comprehensive income, decreased by dividends paid totaling $771,000 and by the purchase of Treasury stock for $763,000. Treasury stock purchases are monitored against the Company’s Strategic Plan and the goals set forth in the plan. The Treasury stock purchases have not exceeded the Strategic Plan’s guidelines for the first nine months of 2006. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At September 30, 2006, the total capital ratio was 19.07%; the Tier I capital ratio was 17.93%, and the leverage ratio was 12.89%, compared to regulatory capital requirements of 8.00%, 4.00%, and 4.00% respectively. These ratios are well in excess of regulatory capital requirements.

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 2006 and 2005

Net income for the nine-month period ended September 30, 2006, was $3,871,000, an increase of $787,000 or 25.5% from the $3,084,000 reported at September 30, 2005.

Total interest income of approximately $14,774,000 for the nine-month period ended September 30, 2006, compares to $12,061,000 for the same period in 2005, an increase of $2,713,000 or 22.5%. The increase in total interest income is primarily attributable to loans. Interest and fees on loans increased $1,855,000 or 17.9% for the nine-month period ended September 30, 2006 compared to the same period for 2005. The increase in interest and fees on loans is due to an increase in the average yield on the underlying principle balances. See “Average Balance Sheet” for the nine-month periods ended September 30, 2006 and 2005. The yield on loans increased to 7.98% for the first nine months of 2006 compared to 6.38% for the first nine months of 2005. Average loan balances were $204,175,000 for the first nine months of 2006 compared to $216,839,000 for the first nine months of 2005. Investment income increased $342,000 or 23.0% for the nine-month period ended September 30, 2006 compared to the same period for 2005. The increase in investment income is primarily due to an increase in volume. Average investment balances were $53,355,000 compared to $45,972,000 and the yields were 4.6% compared to 4.3% for the first nine months of 2006 and 2005 respectively.

Total interest expense of $4,174,000 for the nine-month period ending September 30, 2006 represents an increase of $1,209,000 from the $2,965,000 reported for the same nine-month period in 2005. The increase in interest expense on deposits of $1,170,000 is due mainly to the increases in the average rate paid on the underlying principle balances of the interest bearing liabilities specifically the Time deposits. The cost of Time deposits was 3.75% compared to 2.78% for this nine-month period of 2006 and 2005, respectively. Average interest-bearing deposits were $202,582,000 for the first nine months of 2006 compared to $198,563,000 for the first nine months of 2005. The cost on interest bearing deposits was 2.6%, compared to 1.8% for the nine-month periods of 2006 and 2005 respectively. See “Average Balance Sheet” for the nine-month periods ended September 30, 2006 and 2005.

Net interest income of $10,600,000 for the nine months ended September 30, 2006, compares to $9,096,000 for the same nine-month period in 2005, an increase of $1,504,000 or 16.5%.

Total non-interest income for the nine-month period ended September 30, 2006, of $931,000 compares to $972,000 for the same nine-month period in 2005, a decrease of $41,000 or 4.2%. Gains on sale of loans decreased $29,000. The increase of $56,000 in service charges on deposit accounts was attributable primarily to an increase in the Non-sufficient funds (NSF) charge in May 2006. Other income decreased $68,000 due primarily to the decreases of $44,000 in alternative investment income. The BOLI income decreased $5,000. The Bank-Owned Life Insurance (BOLI) was purchased in December 2004. The Company purchased life insurance policies on certain key employees. The BOLI is recorded at its cash surrender value or the amount that can be realized. Miscellaneous service charges decreased approximately $14,000.

Total non-interest expense of $6,050,000 for the nine months ended September 30, 2006, compares to $5,728,000 for the same nine-month period in 2005. This represents an increase of $322,000 or 5.6%. Salary and employee benefits increased approximately $247,000. Approximately $57,000 of the $247,000 increase was due to increased medical group insurance costs and approximately $36,000 was due to increased employee benefit costs. The remaining expense was due to normal increases in salaries and additional branch personnel hired in 2006. Professional fees decreased approximately $42,000, which is due mainly to a decrease in audit expense of $67,000 that was partially offset by an increase of approximately $12,000 in legal expenses. The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2006 and 2005

Net income for the three-month period ended September 30, 2006, was $1,362,000, an increase of $261,000 or 23.7% from the $1,101,000 reported at September 30, 2005.

Total interest income of approximately $5,110,000 for the three-month period ended September 30, 2006, compares to $4,274,000 for the same period in 2005, an increase of $836,000 or 19.6%. The increase in total interest income is primarily attributable to an increase in the loan category. Interest and fees on loans increased $498,000 or 13.5% for the three-month period ended September 30, 2006 compared to the same period for 2005. The increase in interest and fees on loans is due to primarily to an increase in the average yield on the underlying principle balances of the loans. Average loan balances were $200,225,000 compared to $215,501,000, but, the yield was 8.35% compared to 6.84% for this three-month period of 2006 and 2005 respectively. See “Average Balance Sheet” for the three-month periods ended September 30, 2006 and 2005. The increase in interest on investment securities of $219,000 was due to an increase in the average balances outstanding of $59,461,000 for 2006 compared to $44,689,000 for 2005 and the yield was 4.7% compared to 4.3% for this three-month period of 2006 and 2005 respectively. See “Average Balance Sheet” for the three-month periods ended September 30, 2006 and 2005.

Total interest expense of $1,527,000 for the three-month period ending September 30, 2006, represents an increase of $426,000 from the $1,101,000 reported for the same three-month period in 2005. The increase in interest expense on deposits of $408,000 is due mainly to increases in the average interest bearing deposits, specifically the Time deposits, as well as the increase in the average rate paid on the underlying principle balances of the Time deposits. The average interest-bearing Time deposits were $117,274,000 for this three-month period of 2006 compared to $109,552,000 for the same three months of 2005. The cost of Time deposits was 4.07% compared to 3.08% for this three-month period of 2006 and 2005, respectively. Average interest-bearing deposits were $203,740,000 for this three-month period of 2006 compared to $199,731,000 for the same three months of 2005. The cost of interest bearing deposits was 2.8% compared to 2.1% for this three-month period of 2006 and 2005 respectively.

Net interest income of $3,583,000 for the three months ended September 30, 2006, compares to $3,173,000 for the same three-month period in 2005, an increase of $410,000 or 12.9%.

Total non-interest income for the three-month period ended September 30, 2006, of $304,000 compares to $300,000 for the same three-month period in 2005, an increase of $4,000 or 1.3%. The service fee income on deposits increased $19,000 due to the first full quarter with the increase in the Non-sufficient funds (NSF) charge. The gain on sale of loans decreased $11,000 due to the decreased volume and balances of loans sold in the secondary market.

Total non-interest expense of $2,017,000 for the three months ended September 30, 2006, compares to $1,939,000 for the same three-month period in 2005. This represents an increase of $78,000 or 4.0%. Salary and employee benefits increased $40,000 due to normal recurring employee cost increases in salary and employee benefits. Other Expenses have increased approximately $30,000 mainly due to a $20,000 increase in stationery, supplies, and printing expenses and a $6,000 increase in charitable contributions. The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

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

Cash and amounts due from depository institutions and federal funds sold totaled $32,078,000 at September 30, 2006. These assets provide the primary source of liquidity for the Company. In addition, management has designated a portion of the investment portfolio, $25,863,000 as available for sale and has an available unused line of credit of $39,499,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at September 30, 2006. As of September 30, 2006, the Company had commitments to fund loans of approximately $3,171,000 and unused lines of credit totaling $34,536,000.

Cash was provided during the nine month period ended September 30, 2006, mainly from operating activities of $3.4 million, a net decrease in loans of $9.2 million, the maturities and repayments of investment securities of $3.1 million, and a net increase in deposits of $3.0 million. A net decrease in Other Real Estate Owned of $.6 million, and an increase in short-term borrowings of $.9 million also contributed. Cash was used during the nine month period ended September 30, 2006, mainly to fund the purchase of investment securities of $16.8 million, and for a net decrease of $2.5 million in Federal Home Loan Bank advances. In addition, $.5 million was used to purchase equipment, $.8 million was used to purchase Treasury Stock, and $.8 million was used to pay dividends to shareholders. Cash and cash equivalents totaled $32.1 million at September 30, 2006, a decrease of $1.2 million from $33.3 million at December 31, 2005.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at September 30, 2006, and December 31, 2005. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

	September 30, 2006	December 31, 2005
	(dollars in thousands)
Loans on nonaccrual basis	$596	$632
Loans past due 90 days or more	101	—
Renegotiated loans	—	—

Total nonperforming loans	697	632
Other real estate	80	700
Repossessed assets	—	—

Total nonperforming assets	$777	$1,332

Nonperforming loans as a percent of total loans	0.35%	0.30%

Nonperforming loans as a percent of total assets	0.23%	0.21%

Nonperforming assets as a percent of total assets	0.26%	0.45%

Management monitors impaired loans on a continual basis. As of September, 2006, impaired loans had no material effect on the Company’s financial position or results from operations.

The allowance for loan losses at September 30, 2006, totaled $2,428,000 or 1.22% of total loans as compared to $2,313,000 or 1.11% at December 31, 2005. Provisions for loan losses were $120,000 for the nine months ended September 30, 2006 and $180,000 for the nine months ended September 30, 2005.

The level of funding for the provision is a reflection of the overall loan portfolio. Nonperforming loans consist of approximately $317,000 in commercial real estate, $378,000 in one to four family residential mortgages, and $3,000 in consumer loans. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion.

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

	Period Ended
	2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$204,174,682	$12,226,647	7.98%	$216,838,923	$10,370,626	6.38%
Securities-taxable (4)	19,645,606	710,622	4.82%	9,211,489	277,917	4.02%
Securities-nontaxable (4)	32,086,520	1,055,955	4.39%	35,202,189	1,159,995	4.39%
Securities-Equity (4,5)	1,622,949	64,348	5.29%	1,558,386	50,758	4.34%
Federal funds sold	19,733,436	716,946	4.84%	8,480,495	201,387	3.17%

Total interest earnings assets	277,263,193	14,774,518	7.10%	271,291,482	12,060,683	5.93%

Noninterest earning assets:
Cash and due from other institutions	9,892,512			9,630,870
Premises and equipment, net	5,240,857			5,185,705
Accrued interest	1,140,853			832,973
Other assets	5,714,161			5,481,641
Less allowance for loan losses	(2,391,973)			(2,561,739)

Total noninterest earnings assets	19,596,410			18,569,450

Total Assets	$296,859,603			$289,860,932

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	31,025,385	132,763	0.57%	32,016,400	118,509	0.49%
Money market accounts	18,223,824	311,368	2.28%	17,734,743	168,200	1.26%
Savings deposits	40,229,597	274,483	0.91%	42,187,178	222,067	0.70%
Time deposits	113,103,522	3,180,189	3.75%	106,624,276	2,220,375	2.78%
Short term borrowings	3,924,436	78,883	2.68%	4,003,815	27,036	0.90%
Federal Home Loan Advances	5,142,109	196,443	5.09%	6,093,650	208,450	4.56%

Total interest bearing liabilities	211,648,873	4,174,129	2.63%	208,660,062	2,964,637	1.89%

Noninterest bearing liabilities:
Demand deposits	45,730,856			43,858,483
Accrued expenses and other liabilities	3,267,649			2,501,330

Total noninterest bearing liabilities	48,998,505			46,359,813

Shareholders’ equity	36,212,225			34,841,057

Total Liabilities and Shareholders’ Equity	$296,859,603			$289,860,932

Net interest income		$10,600,389			$9,096,046

Interest rate spread (6)			4.47%			4.04%

Net yield on interest earning assets (7)			5.10%			4.47%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $248,723 and $217,299 in 2006 and 2005, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Period Ended
	2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$200,224,658	$4,181,992	8.35%	$215,500,724	$3,683,503	6.84%
Securities-taxable (4)	24,831,480	313,919	5.06%	8,184,643	80,317	3.93%
Securities-nontaxable (4)	32,988,706	361,794	4.39%	34,933,758	381,248	4.37%
Securities-Equity (4,5)	1,640,469	20,772	5.06%	1,570,866	16,997	4.33%
Federal funds sold	17,665,447	231,403	5.24%	12,557,527	112,227	3.57%

Total interest earnings assets	277,350,760	5,109,880	7.37%	272,747,518	4,274,292	6.27%

Noninterest earning assets:
Cash and due from other institutions	9,774,850			9,856,197
Premises and equipment, net	5,369,594			5,222,594
Accrued interest	1,212,836			846,473
Other assets	5,767,009			5,590,556
Less allowance for loan losses	(2,418,710)			(2,538,709)

Total noninterest earnings assets	19,705,579			18,977,111

Total Assets	$297,056,339			$291,724,629

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	$30,276,825	44,301	0.59%	$31,988,311	43,034	0.54%
Money market accounts	17,110,971	106,992	2.50%	16,616,874	61,585	1.48%
Savings deposits	39,078,060	94,799	0.97%	41,573,459	82,981	0.80%
Time deposits	117,274,243	1,193,353	4.07%	109,551,920	843,479	3.08%
Short term borrowings	3,882,231	29,719	3.06%	4,210,679	13,882	1.32%
Federal Home Loan Advances	3,889,608	57,961	5.96%	4,969,545	56,433	4.54%

Total interest bearing liabilities	211,511,938	1,527,125	2.89%	208,910,788	1,101,394	2.11%

Noninterest bearing liabilities:
Demand deposits	45,107,976			44,743,135
Accrued expenses and other liabilities	4,809,785			3,797,885

Total noninterest bearing liabilities	49,917,761			48,541,020

Shareholders’ equity	35,626,640			34,272,821

Total Liabilities and Shareholders’ Equity	$297,056,339			$291,724,629

Net interest income		$3,582,755			$3,172,898

Interest rate spread (6)			4.48%			4.16%

Net yield on interest earning assets (7)			5.17%			4.65%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $87,196 and $77,735 in 2006 and 2005, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Nine-Month Period Ended September 2006 Compared to 2005 Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$(808)	$2,663	$1,855
Securities-taxable	420	13	433
Securities-nontaxable	(137)	33	(104)
Securities-equities	2	11	13
Federal funds sold	357	159	516

Total interest earning
Assets	(166)	2,879	2,713

Interest expense
Interest bearing demand	(5)	19	14
Money market accounts	6	137	143
Savings deposits	(14)	67	53
Time deposits	180	780	960
Short-term borrowing	(1)	53	52
Federal Home Loan Bank
Advances	(44)	31	(13)

Total interest bearing
Liabilities	122	1,087	1,209

Net change in net interest income	$(288)	$1,792	$1,504

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

	Three-Month Period Ended September 2006 Compared to 2005 Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$(1,045)	$1,543	$498
Securities-taxable	651	(417)	234
Securities-nontaxable	(85)	66	(19)
Securities-equities	3	1	4
Federal funds sold	182	(63)	119

Total interest earning
Assets	(294)	1,130	836

Interest expense
Interest bearing demand	(9)	10	1
Money market accounts	7	38	45
Savings deposits	(20)	32	12
Time deposits	238	112	350
Short-term borrowing	(4)	20	16
Federal Home Loan Bank
Advances	(49)	51	2

Total interest bearing
Liabilities	163	263	426

Net change in net interest income	$(457)	$867	$410

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

At September 30, 2006 the Company had a cumulative positive gap of $76.8 million or 25.01% at the one-year horizon. The gap analysis indicates that if interest rates were to rise 200 basis points (2.0%), the Company’s net interest income would improve at the one-year horizon because the Company’s rate sensitive assets would reprice faster than rate sensitive liabilities. Conversely, if rates were to fall 200 basis points, the Company’s net interest income would decline.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates. The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments.

The simulation also calculates net interest income based upon rate increases or decrease of + or – 200 basis points (or 2.0%) in 100 basis point (or 1.0%) increments. The analysis reprices the balance sheet and forecasts future cash flows over a one-year horizon at the net interest rate levels. The cash flows are then totaled to calculate net interest income. Assumptions are made for loan and investment pre-payment speeds and are incorporated into the simulation as well. Loan and investment pre-payment speeds will increase as interest rates decrease and slow as interest rates rise. The current analysis indicates that, given a 200 basis point overnight decrease in interest rates, the Company would experience a potential $774,000 or 16.84% decline in net interest income. If rates were to increase 200 basis points, the analysis indicates that the Company’s net interest income would increase $783,000 or 17.03%. It is important to note, however, that this exercise would be a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1 -	Legal Proceedings

None

Item 1A –	Risk Factors

There have been no material changes from the risk factors disclosed in the registrant’s form 10K.

Item 2 -	Unregistered sales of equity securities and use of proceeds

The Company did not engage in any unregistered sales of its securities during the quarter ended September 30, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2006	584	106.68	N/A	N/A
August 1 – 31, 2006	607	107.99	N/A	N/A
September 1 – 30, 2006	541	109.35	N/A	N/A
Total (1)	1,732	107.97	N/A	N/A

(1)	1,732 shares of common stock were purchased by Killbuck Bancshares in open-market transactions.

Item 3 -		Default upon senior securities

None

Item 4 -		Results of votes of security holders

None

Item 5 -		Other Information

None

Item 6 -		Exhibits

a	)	The following exhibits are included in this report or incorporated herein by reference:

3.1(i) Articles of Incorporation of Killbuck Bancshares, Inc.*

3.1(ii) Amendment to the Articles of Incorporation of Killbuck Bancshares, Inc. increasing authorized shares.**

3.2 Code of Regulations of Killbuck Bancshares, Inc.*

31.1 Section 302 Certification

31.2 Section 302 Certification

32.1 Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Report of Independent Registered Public Accounting Firm

b	)	No reports on Form 8-K were filed during the quarter of the period covered by this report.

*	Incorporated by reference to an identically numbered exhibit to the Form 10 (file No. 0-24147) filed with SEC on April 30, 1998 and subsequently amended on July 8, 1998 and July 31, 1998.
**	Incorporated by reference to Registrant’s report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 13, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Killbuck Bancshares, Inc.

Date: November 8, 2006	By:	/s/ Luther E. Proper
Luther E. Proper
President and Chief Executive Officer

Date: November 8, 2006	By:	/s/ Diane Knowles
Diane Knowles
Chief Financial Officer