Form 10-K
period 2006-12-31
KILLBUCK BANCSHARES INC
filed 2007-03-29
CIK 1060455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 [FEE REQUIRED]

For the Fiscal Year Ended December 31, 2006

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant, calculated by reference to the stock valuation done on Killbuck Bancshares, Inc. common stock as of June 30, 2006 was $68,486,874 (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

There were 638,642 shares of no par value common stock outstanding as of December 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Year ended December 31, 2006. (Part II, III and IV)

2.	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2007 for the Year ended December 31, 2006. (Part III)

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

The Bank is headquartered in Killbuck, Ohio, which is located in the northeast portion of Ohio, in the County of Holmes. Holmes County has a population of approximately 38,000.

The Bank provides a wide range of retail banking services to individuals and small to medium-sized businesses. These services include various deposit products, business and personal loans, credit cards, residential mortgage loans, home equity loans, internet banking, bill payment, and other consumer oriented financial services including IRA accounts, Health Savings Accounts (HSA) safe deposit and night depository facilities. The Bank also has automatic teller machines located at all locations providing 24 hour banking service to our customers. The Bank belongs to STAR, a national ATM network with thousands of locations nationwide. Neither the Company nor the Bank has any foreign operations, assets, investments or deposits.

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

The Company, through its subsidiary, The Killbuck Savings Bank Company, conducts the business of a commercial banking organization. At December 31, 2006, the Company and its subsidiary had consolidated total assets of $313,205,487 and consolidated total equity of $39,133,797. The capital of the Company consists of 1,000,000 authorized shares of capital stock, no par value of which 638,642 shares were outstanding at December 31, 2006 to 1,007 shareholders.

The Bank is a state banking Company. The Bank is regulated by the Ohio Division of Financial Institutions (“ODFI”) and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent permitted by law and, as a subsidiary of the Company, is regulated by the Federal Reserve Board.

Employees

As of December 31, 2006, the Bank had 101 full-time and 26 part-time employees. The Company had no employees. The Bank provides a number of benefits for its full-time employees, including health and life insurance, pension, workers’ compensation, social security, paid vacations, and numerous bank services. No employees are union participants or subject to a collective bargaining agreement.

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

There are seven financial institutions operating in Holmes County. As of June 30, 2006 (the most recent date for which information is available), the Bank had the largest market share with $203.0 million in total deposits as of such date, representing a market share of 41.6%. The institution with the second largest market share had deposits of $192.7 million as of such date, representing a market share of 39.6%. The Bank had total assets as of December 31, 2006, of $313.2 million compared to the other institution’s total assets of $320.9 million as of such date.

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

At December 31, 2006, the Company’s respective total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory requirements. See Note 17 in the audited consolidated financial statements included in the Annual Report and incorporated herein by reference in the report as Exhibit 13.

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

Item 1A Risk Fac tors

The following discusses risks that management believes are specific to our business and could have a negative impact on the Bank’s financial performance. When analyzing an investment in the Bank, the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this report should be carefully considered. This list should not be viewed as comprehensive and may not include all risks that may affect the financial performance of the Bank:

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

Credit Risk

As a lender, the Bank is exposed to the risk that its borrowers may be unable to repay their loans and that any collateral securing the payment of their loans may not be sufficient to assure repayment in full. Credit losses are inherent in the lending business and could have a material adverse effect on the operating results of the Bank. Adverse changes in the economy or business conditions, either nationally or in the Bank’s market areas, could increase credit related losses and expenses and/or limit growth. Substantially all of the Bank’s loans are to businesses and individuals in its limited geographic area and any economic decline in this market could impact the Bank adversely. The Bank makes various assumptions and judgments about the collectibility of its loan portfolio and provides an allowance for loan losses based on a number of factors. If these assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses, thereby having an adverse effect on operating results, and may cause the Bank to increase the allowance in the future by increasing the provision for loan losses. The Bank has adopted underwriting, credit monitoring procedures and credit policies that management believes are appropriate to control these risks, however, such policies, and procedures may not prevent unexpected losses that could have a material adverse affect on the Bank’s financial condition or results of operations.

Impairment Risk

The Bank regularly purchases U.S. Government agency debt securities, U.S. Government agency issued mortgage-backed securities, State and Political Subdivisions’ debt securities, corporate debt securities and equity securities. The Bank is exposed to the risk that the issuers of these securities may experience significant deterioration in credit quality, which could impact the market value of the issue. The Bank periodically evaluates its investments to determine if market value declines are other-than-temporary. Once a decline is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

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

Goodwill

When the Bank acquired the Danville Office, a portion of the purchase price was allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the net identifiable assets acquired determines the amount of the purchase price, which was allocated to goodwill and other intangible assets. Under current accounting standards, if the Bank determines goodwill or intangible assets are impaired, it is required to write down the carrying value of these assets. The Bank cannot provide assurance that it will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its stockholders’ equity and current financial results.

Item 1B Unresolved Staff Comments

None

Item 2 Descripti on of Property

Properties

The Company owns no real property but utilizes the main office of the Bank. The Company’s and the Bank’s executive offices are located at 165 North Main Street, Killbuck, Ohio. The Company pays no rent or other form of consideration for the use of this facility. All offices are owned by the Bank. The Bank has seven offices located in Holmes County (1), two in Knox County (2), and one in Tuscarawas County (3). A loan production facility in Millersburg, Ohio opened in July 2003. The Bank’s total investment in office property and equipment was $10.6 million with a net book value $5.7 million at December 31, 2006. The offices are at the following locations.

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

Item 3 Legal Proce edings

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

PART II

Item 5 Market for Registrant’s Common Stock and Related Stockholder Matters

As of December 31, 2006, the Company had 1,007 shareholders of record, as calculated by excluding individual participants in securities positions listings, who collectively held 638,642 of the 1,000,000 authorized shares of the Company’s no par value stock.

Our common shares are currently quoted by a number of quotation services, including the Over the Counter Bulletin Board (the “OTCBB”) and the Pink Sheets Electronic Quotation Service (the “Pink Sheets”), as well as by Community Banc Investments, New Concord, Ohio (“CBI”), each of which handles a limited amount of the Corporation’s stock transactions. The OTCBB and the Pink Sheets are both quotation services for “over-the-counter securities,” which are generally considered to be any equity securities not otherwise listed on a national exchange, such as NASDAQ, NYSE or Amex. CBI is a licensed intrastate securities dealer that specializes in marketing the stock of independent banks in Ohio. The Company’s common shares are quoted on the OTCBB and the Pink Sheets under the trading symbol “KLIB.”

The common stock of the Company trades infrequently. Parties interested in buying or selling the Company’s stock are generally referred to Community Banc Investments, New Concord, Ohio (“CBI”). The quarterly high and low price information in the table below was obtained from CBI and the OTCBB.

Quarter Ended	High	Low	Cash Dividends Paid
2006 March 31	$105.42	$102.50	N/A
June 30	106.66	103.00	$1.20
September 30	110.85	103.00	N/A
December 31	111.76	109.10	$2.30

2005 March 31	$98.75	$97.64	N/A
June 30	100.06	98.85	$1.05
September 30	102.44	94.00	N/A
December 31	103.45	102.44	$1.15

Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for the Company’s stock, these prices may not reflect the prices at which the stock would trade in a more active market.

Cash dividends are paid on a semi-annual basis. The Company has paid regular semi-annual cash dividends since it became a bank holding company in 1992, and assuming the ability to do so, it is anticipated that the Company will continue to declare regular semi-annual cash dividends.

Included in the December 31, 2006 dividend of $2.30 per share was a special one-time dividend of $1.00 per share. This special dividend will not be repeated in the foreseeable future. Because of increased profits in 2006 and a strong capital position, the Board of Directors declared this special one-time dividend to the shareholders.

For information on dividends per share, net income per share and ratio of dividends to net income per share see the Selected Financial Data of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2006, included in this report as Exhibit 13 and is incorporated herein by reference.

The ability of the Company to pay dividends will depend on the earnings of its subsidiary bank and its financial condition, as well as other factors such as market conditions, interest rates and regulatory requirements. Therefore, no assurances may be given as to the continuation of the Company’s ability to pay dividends or maintain its present level of earnings. For a discussion on subsidiary dividends see Note 16 to the audited Consolidated Financial Statements of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2006, included in this report as Exhibit 13 and is incorporated herein by reference.

The common stock of the Company is not subject to any redemption provisions or restrictions on alienability. The common stock is entitled to share pro rata in dividends and in distributions in the event of dissolution or liquidation. There are not any options, warrants, privileges nor other rights with respect to Company stock at the present time, nor are any such rights proposed to be issued.

Performance Graph—Five-Year Shareholder Return Comparison

The following chart compares the five-year cumulative return on $100 invested on December 31, 2001 in each of the following: (1) Common Stock of Killbuck Bancshares, Inc.; (2) the Dow Jones Total Market Index; and (3) the Dow Jones Bank Index.

	12/01	12/02	12/03	12/04	12/05	12/06
Killbuck Bancshares, Inc.	100.00	99.74	100.66	107.37	118.48	133.70
Dow Jones US Total Market	100.00	77.92	101.88	114.12	121.34	140.23
Dow Jones US Banks	100.00	98.11	130.43	149.16	152.39	179.38

Unregistered Sales of Equity Securities and Use of Proceeds

None

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2006	1,429	$110.85	N/A	N/A
November 1 – 30, 2006	154	$110.85	N/A	N/A
December 1 – 31, 2006	268	$110.43	N/A	N/A
Total (1)	1,851	$110.79	N/A	N/A

(1)	1,851 shares of common stock were purchased by Killbuck Bancshares in open-market transactions.

Item 6 Selected Financial Data

Selected Financial Data of the annual report to shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2006, included in this report as part of Exhibit 13, is incorporated herein by reference.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2006, included in this report as Exhibit 13, and is incorporated herein by reference. Additional statistical information noted below is provided pursuant to SEC’s Industry Guide 3, Statistical Disclosure by Bank Holding Companies.

Investment Portfolio

Book Value of Investments

Book values of investment securities at December 31 are as follows (in thousands):

	2006	2005	2004	2003	2002
Securities available for sale:
Obligations of U.S. Government Agencies and Corporations	$34,753	$14,307	$9,754	$17,582	$39,048

Total available for sale	34,753	14,307	9,754	17,582	39,048

Securities held to maturity:
Obligations of States and Political subdivisions	29,993	30,771	35,564	39,900	40,591
Corporate securities	—	—	451	729	987

Total held to maturity	29,993	30,771	36,015	40,629	41,578

Total	$64,746	$45,078	$45,769	$58,211	$80,626

MATURITY SCHEDULE OF INVESTMENTS

The following table presents the investment portfolio, the weighted average yield and maturities at December 31, 2006 (dollars in thousands):

	Within three months		After three months but Within one year		After one year but Within five years		After five but Within ten years		After 10 years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Available for Sale (1)
MBS	$—	—%	$—	—%	$922	4.57%	$645	4.37%	$288	5.31%	$1,855
Obligations of U.S. Government Agencies and Corporations	$996	5.26%	$2,987	4.42%	$28,915	5.24%	$—	—%	$—	—%	$32,898

Total	$996	5.26%	$2,987	4.42%	$29,837	9.81%	$645	4.37%	$288	5.31%	$34,753

Held to Maturity
Obligations of States and Political subdivisions (2)	$135	4.30%	$3,234	4.19%	$15,322	4.43%	$10,525	4.29%	$777	3.77%	$29,993

Total	$135	4.30%	$3,234	4.19%	$15,322	4.43%	$10,525	4.29%	$777	3.77%	$29,993

(1)	The weighted average yield has been computed using the historical amortized cost for available for sale securities.
(2)	Weighted average yields on nontaxable obligations have been computed based on actual yield stated on the security.

Excluding holdings of U.S. Treasury and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded - 10% of the Bank’s shareholder equity at December 31, 2006.

TYPES OF LOANS

The following table presents the composition of the loan portfolio and the percentage of loans by type as follows (dollars in thousands):

	December 31,
	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Real estate-residential	$77,025	39.6%	$90,976	43.5%	$97,811	45.0%	$88,649	44.0%	$73,143	41.8%
Real estate-farm	13,368	6.9	14,550	7.0	12,309	5.6	12,298	6.1	9,108	5.2
Real estate-commercial	50,147	25.8	47,312	22.7	47,226	21.8	42,090	20.8	35,005	20.0
Real estate-construction	10,917	5.6	9,447	4.5	11,000	5.1	10,978	5.4	11,812	6.7
Commercial and other	36,225	18.6	38,399	18.4	40,752	18.8	38,269	19.0	35,160	20.1
Consumer and credit card	6,941	3.5	8,217	3.9	8,075	3.7	9,413	4.7	10,929	6.2

	$194,623	100.0%	$208,901	100.0%	$217,173	100.0%	$201,697	100.0%	$175,157	100.0%

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

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATE

The following table presents maturity distribution and interest rate sensitivity of real estate – commercial, real estate – construction and commercial and other loans at December 31, 2006 (dollars in thousands):

	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total
Real estate – commercial	$30,535	$16,705	$2,907	$50,147
Real estate – construction	6,431	3,687	799	10,917
Commercial and other	26,967	8,822	436	36,225

	$63,933	$29,214	$4,142	$97,289

Fixed interest rates	$6,102	$10,998	$4,064	$21,164
Variable interest rates	57,831	18,216	78	76,125

	$63,933	$29,214	$4,142	$97,289

RISK ELEMENTS

Loans are subject to ongoing periodic monitoring by management and the board of directors. The Company ceases accruing interest on residential mortgages secured by real estate and consumer loans when principal or interest payments are delinquent 90 days or more. Commercial loans that are 90 days or more past due are reviewed by the Executive Vice President and the loan officer to determine whether they will be classified as nonperforming. These officers review various factors which include, but are not limited to, the timing of the maturity of the loan in relation to the ability to collect, whether the loan is deemed to be well secured, whether the loan is in the process of collection, and the favorable results of the analysis of customer financial data. A nonperforming loan will only be re-classified as a performing loan when stringent criteria has been met. At the time the accrual of interest is discontinued, future income is recognized only when cash is received or the loan has been returned to performing loan status. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower. At December 31, 2006, all of the non-accrual loans are comprised of seven loans. The three commercial loans total approximately $206,000 secured by equipment and real estate. Three residential loans of approximately $263,000 are secured by real estate. The remaining loan is a consumer loan of approximately $2,000 unsecured. The largest of the residential loans, approximately $173,000, was sold at auction in the first quarter of 2007. The Bank purchased it; however, the title is still pending. Subsequent to the auction, the bank has a sales contract with a purchaser to complete the transaction as soon as the Bank receives the deed. The following table presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, renegotiated loans, other real estate and repossessed assets at December 31, (dollars in thousands).

	December 31,
	2006	2005	2004	2003	2002
Loans on nonaccrual basis	$471	$632	$1,095	$220	$149
Loans past due 90 days or more	—	—	—	1	—
Renegotiated loans	—	—	—	—	—

Total nonperforming loans	471	632	1,095	221	149

Other real estate	80	700	—	—	—
Repossessed assets	—	—	—	—	—

Total nonperforming assets	$551	$1,332	$1,095	$221	$149

Nonperforming loans as a percent of total loans	.24%	.30%	.50%	.11%	.08%

Nonperforming loans as a percent of total assets	.15%	.21%	.37%	.08%	.05%

Nonperforming assets as a percent of total assets	.18%	.45%	.37%	.08%	.05%

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $54,200 and the amount of interest income that was recognized was $0 for the year ended December 31, 2006.

There are no loans as of December 31, 2006, other than those disclosed above, where known information about the borrower caused management to have serious doubts about the borrower’s ability to comply with their contractual repayment obligations. There are no concentrations of loans to borrowers engaged in similar activities, which exceed 10% of total loans of which management is aware. Based upon the ongoing quarterly review and assessment of credit quality, management is not aware of any trends or uncertainties related to any accounts which might have a material adverse effect on future earnings, liquidity or capital resources.

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
Allowance for loan losses at beginning of year	$2,313	$2,646	$2,702	$2,326	$2,261
Provision charged to expense	215	377	225	390	210
Charge-offs:
Real estate-residential	212	4	17	6	18
Real estate-farm	—	—	—	—	—
Real estate-commercial	92	500	—	—	—
Real estate-construction	—	—	—	—	—
Commercial and other	181	228	311	16	43
Consumer and credit card	9	52	28	99	262

Total charge-offs	494	784	356	121	323

Recoveries:
Real estate-residential	32	—	1	—	—
Real estate-farm	—	—	—	—	—
Real estate-commercial	308	—	—	—	—
Real estate-construction	—	—	—	—	—
Commercial and other	—	25	13	19	14
Consumer and credit card	20	49	61	88	164

Total recoveries	360	74	75	107	178

Net charge-offs	134	710	281	14	145
Business acquisition	—	—	—	—	—

Allowance for loan losses at end of period	$2,394	$2,313	$2,646	$2,702	$2,326

Total loans outstanding	$194,623	$208,901	$217,173	$201,697	$175,157

Average loans outstanding	$202,525	$215,486	$213,463	$187,554	$162,413

Allowance for loan losses as a percent of total loans	1.23%	1.11%	1.22%	1.34%	1.33%
Net charge-offs as a percent of average loans	.07%	.33%	.13%	.01%	.09%

The Bank reviews the adequacy of its allowance for loan losses on a quarterly basis. In determining the adequacy of its allowance account the Bank makes general allocations based upon loan categories, nonaccrual, past due and classified loans. After general allocations, the Bank makes specific allocations for individual credits. The Bank has determined that the allowance is adequate as of December 31, 2006, based upon its analysis and experience. However, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses.

The following table presents management’s estimate of the allocation of the allowance for loan losses among the loan categories, although the entire allowance balance is available to absorb any actual charge-offs that may occur, along with the percentage of loans in each category to total loans for the years ended December 31 (dollars in thousands):

	2006		2005		2004		2003		2002
	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans
Real estate – residential	$540	39.6%	$323	43.5%	$478	45.0%	$432	44.0%	$338	41.8%
Real estate – farm	60	6.9	—	7.0	58	5.6	124	6.1	60	5.2
Real estate – commercial	451	25.8	257	22.7	755	21.8	704	20.8	376	20.0
Real estate – construction	—	5.6	—	4.5	—	5.1	—	5.4	—	6.7
Commercial and other loans	1,181	18.6	1,598	18.4	1,034	18.8	1,038	19.0	967	20.1
Consumer and credit loans	162	3.5	135	3.9	321	3.7	404	4.7	585	6.2

	$2,394	100.0%	$2,313	100.0%	$2,646	100.00%	$2,702	100.0%	$2,326	100.0%

CONTRACTUAL OBLIGATIONS

The following table presents, as of December 31, 2006, significant fixed and determinable contractual obligations to third parties by payment date. The payment amounts represent the principal amounts of certificate of deposit and borrowed funds and do not include interest. Further discussion of the nature of each obligation is included in the referenced note to the financial statements for December 31, 2006, attached hereto as Exhibit 13 to this Form 10K.

(In thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Borrowed funds	9, 10	5,999	1,316	796	443	8,554

Certificates of Deposit	8	91,339	36,999	3,986	15	132,339

Operating Leases	13	19	38	39	269	365
Deposits without a stated maturity	—	131,961	—	—	—	131,961

The Company entered into an operating lease to lease 1,600 square feet with a drive-thru facility within the German Village Store in Berlin, Ohio, which began in April 2004 and expires in the year 2024 with an additional ten-year option. The German Village grocery store closed in the fourth quarter of 2006. The branch and the other lessees remain open. It is unknown at this time how the former grocery store space will be utilized and what impact this may have on the branch.

COMMITMENTS

The following table details the amounts and expected maturities of significant commitments as of December 31, 2006. Further discussion of these commitments is included in Note 15 to the financial statements as of December 31, 2006, attached hereto as Exhibit 13 to this Form 10K.

(In thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Commitments to extend credit
Commercial	21,438	3	—	—	21,441
Residential real estate	2,730	183	—	—	2,913
Revolving home equity	—	—	—	11,834	11,834
and credit card lines	1,876	—	—	—	1,876
Standby letters of credit	1,097	—	—	—	1,097

Item 7A Quantitative and Qualitative Disclo sures About Market Risk

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

In an effort to reduce interest rate risk and protect itself from the negative effects or rapid or prolonged changes in interest rates, the Bank has instituted certain asset and liability management measures, including underwriting long-term fixed rate loans that are saleable in the secondary market, offering longer term deposit products and diversifying the loan portfolio into shorter term consumer and commercial business loans. In addition, since the mid-1980’s, the Bank has originated variable rate loans and as of December 31, 2006, they comprised approximately 77.9% of the total loan portfolio.

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

The Bank conducts the rate sensitivity analysis through the use of a simulation model which also monitors earnings at risk by projecting earnings of the Bank based upon an economic forecast of the most likely interest rate movement. The model also calculates earnings of the Bank based upon what are estimated to be the largest foreseeable rate increase and the largest foreseeable rate decrease. Such analysis translates interest rate movements and the Bank’s rate sensitivity position into dollar amounts by which earnings may fluctuate as a result of rate changes. A 2% immediate increase in interest rates would increase earnings by 14.8% and a 2% immediate decrease in interest rates would decrease earnings by 14.6%.

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

During 2006, the Bank’s focus was on spreading out the maturities of time deposits within the one to five year time frame while continuing to make variable rate loans. The above strategy was implemented to better position the Bank for rate changes in a rising rate environment. The strategy was successful as earnings were positively impacted. The Bank’s asset/liability management focus for 2007 will include improving the Bank’s rate sensitivity gap. As noted above, at December 31, 2006 the Bank was asset sensitive; however, the cumulative rate sensitivity gap was such that the Bank’s earnings and capital should not be materially affected by the repricing of assets and liabilities should there be a decrease in interest rates in 2007.

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

The following table presents the Bank’s interest rate sensitivity gap position as of December 31, 2006 (dollars in thousands):

INTEREST RATE SENSITIVITY GAPS

(IN THOUSANDS)

	2007	2008	2009	2010	2011	Thereafter	Total
Interest-earnings assets:
Loans:
Fixed	$14,558	$6,861	$5,498	$2,686	$2,620	$10,703	$42,926
Variable	128,773	1,827	12,359	635	8,042	61	151,697
Securities:
Fixed	7,352	8,249	10,703	11,963	14,244	12,235	64,746
Variable	—	—	—	—	—	—	—
Other interest-earning assets	28,146	—	—	—	—	—	28,146

Total interest-earning assets	178,829	16,937	28,560	15,284	24,906	22,999	287,515

Interest-bearing liabilities:
Demand and savings deposits	25,687	25,687	25,687	25,685	—	—	102,746
Time deposits:
Fixed	91,339	25,328	11,671	2,721	1,265	15	132,339
Variable	—	—	—	—	—	—	—
Short-term borrowings	5,310	—	—	—	—	—	5,310
FHLB advances	689	667	649	567	229	443	3,244

Total interest-bearing liabilities	123,025	51,682	38,007	28,973	1,494	458	243,639

Interest rate sensitivity gap	55,804	(34,745)	(9,447)	(13,689)	23,412	22,541

Cumulative rate sensitivity gap	$55,804	$21,059	$11,612	$(2,077)	$21,335	$43,876

Cumulative interest rate sensitivity gap as a percent of interest earning assets	19.41%	7.32%	4.04%	-0.72%	7.42%	15.26%

Item 8 Financial Statements and Supplementary Data

The report of independent auditors and consolidated financial statements included in the Annual Report to shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2006, included in this report as Exhibit 13, are incorporated herein by reference.

Item 9 Changes in and Disagree ments with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls an d Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Disclosure controls and procedures are the control and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchanges Commission’s rules and forms.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART I II

Item 10 Directors and Executive Of ficers of Registrant

The following table lists the Executive Officers of the Company and its subsidiary, Killbuck Savings Bank Company, and certain other information with respect to each individual, as of December 31, 2006. The information required by this item with respect to Directors and other executive officers of the Company and its subsidiary, Killbuck Savings Bank Company, is incorporated herein by reference to the information under the heading “Election of Directors and Information with Respect to Directors and Officers” in the Proxy Statement of the Company. The information required regarding disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the information under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement of the Company.

Name	Age	All Positions with Company and Bank
Luther E. Proper	57	President and CEO of the Company and the Bank since 1991. Vice-chairman of the Board of Directors of both the Company and the Bank since 2001.

Craig A. Lawhead	49	Vice president and treasurer of Company since 1992; Executive vice president of bank since 1991.

Diane S. Knowles	44	Vice president and secretary of Company since July, 2000; Senior vice president and Chief Financial Officer of Bank since June, 2000.

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

Item 11 Executi ve Compensation

Information required by this item is incorporated herein by reference to the information under the heading “Executive Compensation and Other Information” in the Proxy Statement of the Company.

Item 12 Security Owne rship of Certain Beneficial Owners and Management

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

Item 13 Certain Relation ships and Related Transactions

Information required by this item is incorporated herein by reference to the information under the heading “Certain Relationships and Related Transactions” in the Proxy Statement of the Company and in Note 4 of the Notes to Consolidated Financial statements included in the Annual Report to Shareholders for the year ended December 31, 2006, included in this report as Exhibit 13, and incorporated herein by reference.

Item 14 Principal Accountant Fees and Services

Information required by this item is incorporated here in by reference to the information under the heading “Audit Committee Report” in the Proxy Statement of the Company.

PART I V

Item 15 Exhibits, Finan cial Statement Schedules and Reports on Form 8-K

Financial Statements and Schedules

The following consolidated financial statements of Killbuck Bancshares, Inc. and subsidiary, included in the Annual Report to Shareholders for the year ended December 31, 2006, are incorporated by reference in item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet at December 31, 2006 and 2005

Consolidated Statement of Income for the Years ended December 31, 2006,

2005 and 2004

Consolidated Statement of Changes in Shareholders’ Equity for the Years ended

December 31, 2006, 2005 and 2004

Consolidated Statement of Cash Flows for the Years ended December 31, 2006,

2005 and 2004

Notes to Consolidated Financial Statements

Schedules are omitted because they are inapplicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Exhibits

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit Number	Description
3(i)	Certificate and Articles of Incorporation of Killbuck Bancshares, Inc.*

3(ii)	Code of regulations of Killbuck Bancshares, Inc.*

10.1	Employment Agreement dated April 24, 2006 between Killbuck Savings Bank Company and Luther E. Proper. **

10.2	Employment Agreement dated April 24, 2006 between Killbuck Savings Bank Company and Craig A. Lawhead. **

10.3	Employment Agreement dated April 24, 2006 between Killbuck Savings Bank Company and Diane S. Knowles. **

12	Statement regarding computation of ratios.

13	Portions of the 2006 Annual Report to Shareholders

21	Subsidiary of the Holding Company.*

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

*	Incorporated by reference to an identically numbered exhibit to the Form 10 (File No. 000-24147) filed with the SEC on April 30, 1998 and subsequently amended on July 8, 1998 and July 31, 1998.
**	Incorporated by reference to an identically numbered exhibit to the Form 10-Q filed with the SEC on August 11, 2006.

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

Signatures	Description	Date
/s/ Luther E. Proper	President, Chief Executive	March 28, 2007
Luther E. Proper	Officer and Director

/s/ John W. Baker	Director	March 28, 2007
John W. Baker

/s/ Ted Bratton	Director	March 26, 2007
Ted Bratton

/s/ Gail E. Patterson	Director	March 28, 2007
Gail E. Patterson

/s/ Allan R. Mast	Director	March 28, 2007
Allan R. Mast

/s/ Max A. Miller	Director	March 26, 2007
Max A. Miller

/s/ Dean J. Mullet	Director	March 26, 2007
Dean J. Mullet

/s/ Kenneth E. Taylor	Director	March 28, 2007
Kenneth E. Taylor

/s/ Michael S. Yoder	Director	March 28, 2007
Michael S. Yoder

/s/ Diane S. Knowles	Chief Financial and	March 28, 2007
Diane S. Knowles	Chief Accounting Officer