Form 10-Q
period 2007-03-31
KILLBUCK BANCSHARES INC
filed 2007-05-10
CIK 1060455

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2007

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

Class: Common Stock, no par value

Outstanding at May 5, 2007: 636,278

KILLBUCK BANCSHARES, INC.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$14,878,005	$14,732,362
Federal funds sold	18,329,000	27,973,000

Total cash and cash equivalents	33,207,005	42,705,362

Investment securities:
Securities available for sale	36,724,473	34,752,975
Securities held to maturity (fair value of $32,202,687 and $30,684,221)	31,571,156	29,992,583

Total investment securities	68,295,629	64,745,558

Loans (net of allowance for loan losses of $2,390,331 and $2,393,705)	204,016,890	191,932,069

Loans held for sale	—	172,500
Premises and equipment, net	5,803,016	5,713,596
Accrued interest receivable	1,978,778	1,396,267
Goodwill, net	1,329,249	1,329,249
Other assets	5,557,210	5,210,886

Total assets	$320,187,777	$313,205,487

LIABILITIES
Deposits:
Noninterest bearing demand	$43,691,186	$48,693,192
Interest bearing demand	27,494,986	30,473,620
Money market	22,394,698	15,050,083
Savings	38,461,997	37,744,514
Time	138,721,380	132,339,103

Total deposits	270,764,247	264,300,512
Federal Home Loan Bank advances	3,053,478	3,243,371
Short-term borrowings	4,765,000	5,310,281
Accrued interest and other liabilities	1,440,595	1,217,526

Total liabilities	280,023,320	274,071,690

SHAREHOLDERS’ EQUITY
Common stock – No par value: 1,000,000 shares authorized, 718,431 issued	8,846,670	8,846,670
Retained earnings	38,483,169	37,315,334
Accumulated other comprehensive income	36,303	4,892
Treasury stock, at cost (81,293 and 79,789 shares)	(7,201,685)	(7,033,099)

Total shareholders’ equity	40,164,457	39,133,797

Total liabilities and shareholders’ equity	$320,187,777	$313,205,487

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
INTEREST INCOME
Interest and fees on loans	$4,165,457	$3,972,262
Federal funds sold	291,276	219,266
Investment securities:
Taxable	508,377	179,330
Exempt from federal income tax	334,993	340,293

Total interest income	5,300,103	4,711,151

INTEREST EXPENSE
Deposits	1,789,032	1,166,905
Federal Home Loan Bank advances	44,530	70,271
Short term borrowing	38,469	21,325

Total interest expense	1,872,031	1,258,501

NET INTEREST INCOME	3,428,072	3,452,650

Provision for loan losses	5,220	60,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,422,852	3,392,650

NON INTEREST INCOME
Service charges on deposit accounts	263,654	213,498
Gain on sale of loans, net	1,964	11,486
Other income	64,768	84,931

Total non interest income	330,386	309,915

NON INTEREST EXPENSE
Salaries and employee benefits	1,320,480	1,235,402
Occupancy expense	247,531	247,093
Professional fees	68,921	87,948
Franchise tax	117,050	111,000
Postage, Express, & Freight	49,259	56,800
Other expenses	359,803	380,519

Total non interest expense	2,163,044	2,118,762

INCOME BEFORE INCOME TAXES	1,590,194	1,583,803
Income taxes	422,359	421,956

NET INCOME	$1,167,835	$1,161,847

Earning per common share	$1.83	$1.80

Weighted Average shares outstanding	638,244	645,729

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2007

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income
Balance, December 31, 2006	$8,846,670	$37,315,334	$4,892	$(7,033,099)	$39,133,797

Net income		1,167,835			1,167,835	$1,167,835
Purchase of Treasury stock, at cost (1,504 shares)				(168,586)	(168,586)
Other comprehensive income:
Net unrealized gain on securities, net of tax $16,181			31,411		31,411	31,411

Comprehensive income						$1,199,246

Balance, March 31, 2007	$8,846,670	$38,483,169	$36,303	$(7,201,685)	$40,164,457

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$1,167,835	$1,161,847
Adjustments to reconcile net income to net cash provided by
Operating activities:
Provision for loan losses	5,220	60,000
Gain on sale of loans	(1,964)	(11,486)
Provision for depreciation and amortization	109,509	103,593
Origination of loans held for sale	(561,000)	(2,041,535)
Proceeds from the sale of loans	735,464	2,147,621
Federal Home Loan Bank stock dividend	(19,700)	(17,800)
Net change in:
Accrued interest and other assets	(899,937)	(712,755)
Accrued expenses and other liabilities	197,690	146,811

Net cash provided by operating activities	733,117	836,296

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	4,051,624	170,983
Purchases	(5,980,700)	(2,000,000)
Investment securities held to maturity:
Proceeds from maturities and repayments	139,315	—
Purchases	(1,725,264)	(1,185,510)
Net (increase) decrease in loans	(12,090,041)	467,370
Proceeds from sale of foreclosed real estate	—	700,000
Purchase of premises and equipment	(186,383)	(44,931)

Net cash used in investing activities	(15,791,449)	(1,892,088)

FINANCING ACTIVITIES
Net increase (decrease) in demand, money market and savings deposits	81,458	(76,661)
Net increase in time deposits	6,382,277	1,038,198
Repayment of Federal Home Loan Bank advances	(189,893)	(192,417)
Net (decrease) increase in short term borrowings	(545,281)	445,000
Purchase of Treasury stock	(168,586)	(555,817)

Net cash provided by financing activities	5,559,975	658,303

Net decrease in cash and cash equivalents	(9,498,357)	(397,489)
Cash and cash equivalents at beginning of period	42,705,362	33,331,294

Cash and cash equivalents at end of period	$33,207,005	$32,933,805

Supplemental Disclosures of Cash Flows Information
Cash Paid During the Period For:
Interest on deposits and borrowings	$1,849,956	$1,261,369

Income taxes	$—	$—

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Killbuck Bancshares, Inc. (the “Company”) and its wholly owned subsidiary Killbuck Savings Bank Company (the “Bank”). All significant intercompany balances and transactions have been eliminated in the consolidation.

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

These statements should be read in conjunction with the consolidated statements of and for the year ended December 31, 2006 and related notes which are included on the Form 10-K (file no. 000-24147)

NOTE 2 – EARNINGS PER SHARE

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

NOTE 3 – COMPREHENSIVE INCOME

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is comprised of the following:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net income	$1,167,835	$1,161,847
Other comprehensive income:
Net unrealized gain (loss) on securities	47,592	(47,840)
Tax effect	(16,181)	16,265

Total comprehensive income	$1,199,246	$1,130,272

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s results of operations or financial condition.

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

Critical Accounting Policies

The Company’s accounting policies are integral to understanding the results reported. The accounting policies are described in detail in Note 1 of the consolidated financial statements filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2006. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses —Arriving at an appropriate level of allowance for loan losses involve a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio.

Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, refer to Note 1 of the consolidated financial statements filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2006.

Goodwill and Other Intangible Assets —As discussed in Note 7 of the consolidated financial statements, filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2006; the Company must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

Deferred Tax Assets—We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. Our deferred tax assets are described further in Note 14 of the consolidated financial statements filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2006.

Financial Condition

Total assets at March 31, 2007 were $320,188,000 compared to $313,205,000 at December 31, 2006.

Cash and cash equivalents decreased by $9,498,000 or 22.2% from December 31, 2006, to March 31, 2007, with federal funds sold decreasing $9,644,000. The federal funds were used to partially fund the increase in loans.

Investment securities available for sale increased by $1,971,000 or 5.7% from December 31, 2006 to March 31, 2007, due to an effort to rebuild the securities portfolio. Investments held to maturity increased $1,578,000 or 5.3% due to the same effort to rebuild the securities portfolio.

Net loans increased by $12,085,000 or 6.3% from December 31, 2006, to March 31, 2007. An increase of $3,449,000 occurred in the real estate loan category, which is attributable primarily to increases in commercial real estate of $5,841,000 with decreases in farm lending and construction loan activity of $715,000 and $1,589,000 respectively. Commercial and other loan balances increased by $8,667,000 due to seasonal changes and inventory growth while consumer loan balances continued to decrease by $31,000.

Total deposits at March 31, 2007 were $270,764,000 compared to $264,301,000 at December 31, 2006. Time deposits increased $6,382,000, demand accounts decreased $7,981,000, and money market and savings accounts increased $8,062,000. Management attributes some of this fluctuation to direct crossover from demand to interest bearing accounts as a result of rising interest rates. Management believes demand account decreases are also attributable to normal fluctuations due to customer usage; business accounts using demand account funds to build up seasonal inventories; the fact that demand deposit accounts at December 31, 2006 included additional funds due to the holiday period; and the disintermediation into other financial markets.

Federal Home Loan Bank advances decreased $190,000 due to scheduled repayments and short-term borrowings decreased $545,000 at March 31, 2007 from December 31, 2006.

Shareholders’ Equity increased by $1,030,000 or 2.6%, which was mainly due to earnings of $1,168,000 for the first three months of 2007 enhanced by a $31,000 unrealized gain on securities included in other comprehensive income and decreased by the purchase of Treasury stock for $169,000. Treasury stock purchases are monitored against the Company’s Strategic Plan and the goals set forth in the plan. The Treasury stock purchases have not exceeded the Strategic Plan’s guidelines for the first three months of 2007. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance with the regulatory guidelines. At March 31, 2007, the total capital ratio was 18.51%; the Tier I capital ratio was 17.43%, and the leverage ratio was 12.47%, compared to regulatory capital requirements of 8.00%, 4.00% and 4.00% respectively. These ratios are well in excess of regulatory capital requirements.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2007 and 2006

Net income for the three-month period ended March 31, 2007, was $1,168,000 an increase of $6,000 or .5% from the $1,162,000 reported at March 31, 2006.

Total interest income of approximately $5,300,000 for the three-month period ended March 31, 2007, compares to $4,711,000 for the same period in 2006, an increase of $589,000 or 12.5%. The increase in total interest income is attributable to an increase in interest on taxable investment securities including equities. The increase in interest on taxable investment securities of $329,000 was due to the increase in volume. The average balances outstanding of $39,699,000 for 2007 compared to $15,941,000 for 2006 and the yield was 5.12% compared to 4.50% for this three-month period of 2007 and 2006 respectively. Interest and fees on loans increased $193,000 or 4.9% for the three-month period ended March 31, 2007 compared to the same period for 2006. The increase in interest and fees on loans is due to an increase in the interest rates on the loan portfolio. The yield was 8.33% compared to 7.59% for this three-month period of 2007 and 2006 respectively and average loan balances were $200,125,000 for 2007 compared to $209,211,000 for 2006. See “Average Balance Sheet” for the three-month periods ended March 31, 2007 and 2006.

Total interest expense of $1,872,000 for the three-month period ending March 31, 2007, represents an increase of $614,000 from the $1,258,000 reported for the same three-month period in 2006. The increase in interest expense on deposits is due mainly to an increase in the cost of the time deposits. The cost of time deposits was 4.52% compared to 3.43% for this three-month period of 2007 and 2006 respectively. Average interest-bearing deposits were $219,969,000 for this three-month period of 2007 compared to $201,552,000 for the same three months of 2006. The cost of interest bearing deposits was 3.25% compared to 2.32% for this three-month period of 2007 and 2006 respectively. See “Average Balance Sheet” for the three-month periods ended March 30, 2007 and 2006.

Net interest income of $3,428,000 for the three months ended March 31, 2007, compares to $3,453,000 for the same three-month period in 2006, a decrease of $25,000 or .7%. Management expects the cost on average interest-bearing liabilities to continue increasing while the current competitive loan-pricing environment exerts a downward pressure on the yields on loans. The net interest margin is expected to experience compression in 2007.

Total non-interest income for the three-month period ended March 31, 2007 increased approximately $20,000 or 6.5% to $330,000 from $310,000 for the same three-month period in 2006. Service Charges on deposit accounts increased $51,000 due to an increase of approximately $54,000 or 41.1% on the overdraft program, which began in the fourth quarter of 2006. Gains on sale of loans decreased $9,000 due to decreased activity caused by a slowdown in the housing market. Other income decreased approximately $20,000. Approximately $16,000 of the $20,000 decrease is due to the timing of receipt of fees from the alternative investment program in 2007 compared to the same three-month period ended March 31, 2006.

Total non-interest expense of $2,163,000 for the three months ended March 31, 2007, compares to $2,119,000 for the same three-month period in 2006. This represents an increase of $44,000 or 2.1%. Approximately $23,000 was attributable to higher medical group insurance costs due to the partially self-funded plan. Approximately $62,000 was attributable to normal recurring employee cost increases for annual salary increases, staff additions and employee benefits. Approximately a $15,000 decrease was attributable to legal expenses associated with non-performing loans. The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

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

Cash and amounts due from depository institutions and federal funds sold totaled $33,207,000 at March 31, 2007. These assets provide the primary source of liquidity for the Company. In addition, management has designated a portion of the investment portfolio, $36,724,000 as available for sale and has an available unused line of credit of $39,723,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at March 31, 2007. As of March 31, 2007, the Company had commitments to fund loans of approximately $1,832,000 and unused lines of credit totaling $34,917,000.

Cash was provided during the three month period ended March 31, 2007, mainly from operating activities of $.7 million, the maturities and repayments of investment securities of $4.2 million, and a net increase in deposits of $6.5 million. Cash was used during the three month period ended March 31, 2007, mainly to fund a net increase in loans of $12.1 million and for the purchase of investment securities of $7.7 million. $.2 million was also used in the purchase of premises and equipment. In addition, $.2 million was used to reduce Federal Home Loan Bank advances during the first three months of 2007, short-term borrowings decreased $.5 million, and $.2 million was used to purchase Treasury Stock. Cash and cash equivalents totaled $33.2 million at March 31, 2007, a decrease of $9.5 million from $42.7 million at December 31, 2006.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at March 31, 2007, and December 31, 2006. The Company ceased accruing interest on residential mortgages secured by real estate and consumer loans when principal or interest payments are delinquent 90 days or more. Commercial loans, that are 90 days or more past due, are reviewed by the Executive Vice President and the loan officer to determine whether they will be classified as nonperforming. These officers review various factors, which include, but are not limited to, the timing of the maturity of the loan in relation to the ability to collect, whether the loan is deemed to be well secured, whether the loan is in the process of collection, and the favorable results of the analysis of customer financial data. A nonperforming loan will only be re-classified as a performing loan when stringent criteria have been met. At the time the accrual of interest is discontinued, future income is recognized only when cash is received or the loan has been returned to performing loan status. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

	March 31, 2007	December 31, 2006
	(dollars in thousands)
Loans on nonaccrual basis	$848	$471
Loans past due 90 days or more	—	—
Renegotiated loans	—	—

Total nonperforming loans	848	471

Other real estate	80	80
Repossessed assets	—	—

Total nonperforming assets	$928	$551

Nonperforming loans as a percent of total loans	.41%	.24%

Nonperforming loans as a percent of total assets	.26%	.15%

Nonperforming assets as a percent of total assets	.29%	.18%

Management monitors impaired loans on a continual basis. As of March 2007, impaired loans had no material effect on the Company’s financial position or results from operations.

The allowance for loan losses at March 31, 2007, totaled $2,390,000 or 1.16% of total loans as compared to $2,394,000 or 1.23% at December 31, 2006. Provisions for loan losses were $5,220 for the three months ended March 31, 2007 and $60,000 for the three months ended March 31, 2006.

The level of funding for the provision is a reflection of the overall loan portfolio. Nonperforming loans consist of approximately $650,000 in commercial real estate, $197,000 in one to four family residential mortgages, and $1,000 in consumer loans. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion. The largest of the residential loans, approximately $173,000, was sold at auction in the first quarter of 2007. The Bank purchased it; however, the title was still pending at quarter-end. Subsequent to the auction, the bank had a sales contract with a purchaser to complete the transaction as soon as the Bank received the deed. The Bank received the deed and completed the sale in the second quarter of 2007.

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

	March 31, 2007			March 31, 2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(2)(3)	$200,124,648	$4,165,457	8.33%	$209,211,472	$3,972,262	7.59%
Securities-taxable (4)	38,018,794	488,632	5.14	14,336,410	161,454	4.50
Securities-nontaxable	30,462,561	334,993	4.40	31,043,732	340,293	4.38
Securities-equity (4)(5)	1,680,063	19,745	4.70	1,605,087	17,876	4.45
Federal funds sold	21,609,632	291,276	5.39	19,827,228	219,266	4.42

Total interest earnings assets	291,895,698	5,300,103	7.26	276,023,929	4,711,151	6.83

Noninterest earning assets
Cash and due from other institutions	$10,134,693			10,188,303
Premises and equipment, net	5,698,017			5,105,856
Accrued interest	1,342,351			998,536
Other assets	5,768,370			5,737,291
Less allowance for loan losses	(2,401,604)			(2,297,424)

Total noninterest earnings assets	20,541,827			19,732,562

Total Assets	$312,437,525			$295,756,491

Liabilities and Shareholders Equity
Interest bearing liabilities:
Interest bearing demand	$28,283,918	$40,645	0.57%	$31,855,118	43,131	0.54%
Money market accounts	18,087,816	117,674	2.60	18,412,124	94,471	2.05
Savings deposits	37,482,879	94,184	1.01	41,258,419	84,717	0.82
Time deposits	136,114,490	1,536,529	4.52	110,026,240	944,586	3.43
Short term borrowings	5,098,876	38,469	3.02	3,813,586	21,325	2.24
Federal Home Loan Advances	3,115,996	44,530	5.72	5,858,055	70,271	4.80

Total interest bearing liabilities	228,183,975	1,872,031	3.28	211,223,542	1,258,501	2.38

Noninterest bearing liabilities:
Demand deposits	43,190,330			45,851,459
Accrued expenses and other liabilities	1,913,246			1,732,501

Total noninterest bearing liabilities	45,103,576			47,583,960

Shareholder’s equity	39,149,974			36,948,989

Total Liabilities and Equity	$312,437,525			$295,756,491

Net interest income		$3,428,072			$3,452,650

Interest rate spread (6)			3.98%			4.45%

Net yield on interest earning assets (7)			4.70%			5.00%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $84,481 and $79,414 in 2007 and 2006, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Three-Month Period Ended March 2007 Compared to 2006 Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$(690)	$883	$193
Securities-taxable	1,070	(743)	327
Securities-nontaxable	(25)	20	(5)
Securities-equities	3	(1)	2
Federal funds sold	79	(7)	72

Total interest earning
Assets	437	152	589

Interest expense
Interest bearing demand	(19)	17	(2)
Money market accounts	(6)	30	24
Savings deposits	(31)	40	9
Time deposits	896	(305)	591
Short-term borrowing	28	(11)	17
Federal Home Loan Bank
Advances	(131)	106	(25)

Total interest bearing
Liabilities	737	(123)	614

Net change in net interest income	$(300)	$275	$(25)

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

At March 31, 2007, the Company had a cumulative positive gap of $35.8 million or 11.00% at the one-year horizon. The gap analysis indicates that if interest rates were to rise 200 basis points (2.0%), the Company’s net interest income would improve at the one-year horizon because the Company’s rate sensitive assets would reprice faster than rate sensitive liabilities. Conversely, if rates were to fall 200 basis points (2.0%), the Company’s net interest income would decline.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates. The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments.

The simulation also calculates net interest income based upon rate increases or decrease of + or – 200 basis points (or 2.0%) in 100 basis point (or 1.0%) increments. The analysis reprices the balance sheet and forecasts future cash flows over a one-year horizon at the net interest rate levels. The cash flows are then totaled to calculate net interest income. Assumptions are made for loan and investment pre-payment speeds and are incorporated into the simulation as well. Loan and investment pre-payment speeds will increase as interest rates decrease and slow as interest rates rise. The current analysis indicates that, given a 200 basis point overnight decrease in interest rates, the Company would experience a potential $490,000 or 10.5% decline in net interest income. If rates were to increase 200 basis points, the analysis indicates that the Company’s net interest income would increase $496,000 or 11.6%. It is important to note, however, that this exercise would be a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease.

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

Much of the Bank’s deposits have the ability to reprice immediately. However, deposit rates are not tied to an external index. As a result, although changing market interest rates impact repricing, the Bank retains much of the control over repricing by determining itself the extent and timing of repricing deposit products. In addition, the Bank maintains a portion of its investment portfolio as available for sale securities and has a significant variable rate loan portfolio, which is used to offset rate sensitive liabilities.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1—Legal Proceedings

None

Item 1A— Risk Factors

There have been no material changes from the risk factors disclosed in the registrant’s form 10K.

Item 2—Unregistered sales of equity securities and use of proceeds

The Company did not engage in any unregistered sales of its securities during the quarter ended March 31, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2007	—	—	N/A	N/A
February 1 – 28, 2007	387	$110.91	N/A	N/A
March 1 – 31, 2007	1,117	$112.50	N/A	N/A
Total (1)	1,504	$112.09	N/A	N/A

(1)	1,504 shares of common stock were purchased by Killbuck Bancshares in an open-market transaction.

Item 3—Default upon senior securities

None

Item 4—Submissions of matters to a vote of security holders

None

Item 5—Other Information

None

Item 6—Exhibits

a)	The following exhibits are included in this report or incorporated herein by reference:

3.1(i)	Articles of Incorporation of Killbuck Bancshares, Inc.*

3.1(ii)	Amendment to the Articles of Incorporation of Killbuck Bancshares, Inc. increasing authorized shares.**

3.2	Code of Regulations of Killbuck Bancshares, Inc.*

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

99.1	Report of Independent Registered Public Accounting Firm.

*	Incorporated by reference to an identically numbered exhibit to the Form 10 (file No. 0-24147) filed with SEC on April 30, 1998 and subsequently amended on July 8, 1998 and July 31, 1998.

**	Incorporated by reference to Registrant’s report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 13, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Killbuck Bancshares, Inc.

Date: May 9, 2007	By:	/s/ Luther E. Proper
Luther E. Proper
President and Chief Executive Officer

Date: May 9, 2007	By:	/s/ Diane Knowles
Diane Knowles
Chief Financial Officer