Form 10-Q
period 2007-06-30
KILLBUCK BANCSHARES INC
filed 2007-08-13
CIK 1060455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2007

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

Class: Common Stock, no par value

Outstanding at July 31, 2007: 635,509

KILLBUCK BANCSHARES, INC.

Killbuck Bancshares, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$13,022,968	$14,732,362
Federal funds sold	20,708,000	27,973,000

Total cash and cash equivalents	33,730,968	42,705,362

Investment securities:
Securities available for sale	38,370,828	34,752,975
Securities held to maturity (fair value of $32,695,565 and $30,684,221)	32,459,195	29,992,583

Total investment securities	70,830,023	64,745,558

Loans (net of allowance for loan losses of $2,471,251 and $2,393,705)	202,539,547	191,932,069

Loans held for sale	372,000	172,500
Premises and equipment, net	5,839,499	5,713,596
Accrued interest receivable	1,525,929	1,396,267
Goodwill, net	1,329,249	1,329,249
Other assets	5,563,000	5,210,886

Total assets	$321,730,215	$313,205,487

LIABILITIES
Deposits:
Noninterest bearing demand	$46,567,752	$48,693,192
Interest bearing demand	25,992,500	30,473,620
Money market	17,980,231	15,050,083
Savings	36,943,097	37,744,514
Time	145,352,033	132,339,103

Total deposits	272,835,613	264,300,512
Federal Home Loan Bank advances	2,862,785	3,243,371
Short-term borrowings	4,605,000	5,310,281
Accrued interest and other liabilities	1,062,764	1,217,526

Total liabilities	281,366,162	274,071,690

SHAREHOLDERS’ EQUITY
Common stock – No par value: 1,000,000 shares authorized, 718,431 issued	8,846,670	8,846,670
Retained earnings	38,936,935	37,315,334
Accumulated other comprehensive loss (income)	(120,410)	4,892
Treasury stock, at cost (82,153 and 79,789 shares)	(7,299,142)	(7,033,099)

Total shareholders’ equity	40,364,053	39,133,797

Total liabilities and shareholders’ equity	$321,730,215	$313,205,487

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Six Months Ended June 30,
	2007	2006
INTEREST INCOME
Interest and fees on loans	$8,504,788	$8,044,655
Federal funds sold	579,819	485,543
Investment securities:
Taxable	1,010,808	440,279
Exempt from federal income tax	687,614	694,161

Total interest income	10,783,029	9,664,638

INTEREST EXPENSE
Deposits	3,722,540	2,459,358
Federal Home Loan Bank advances	86,670	138,482
Short term borrowings	74,969	49,164

Total interest expense	3,884,179	2,647,004

NET INTEREST INCOME	6,898,850	7,017,634
Provision for loan losses	67,119	120,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,831,731	6,897,634

NON INTEREST INCOME
Service charges on deposit accounts	166,952	171,615
NSF & OD fees, net	383,163	276,553
Gain on sale of loans, net	4,370	19,992
BOLI	69,997	70,629
Other income	74,979	88,290

Total non interest income	699,461	627,079

NON INTEREST EXPENSE
Salaries and employee benefits	2,407,870	2,317,805
Occupancy and equipment expense	488,333	476,526
Professional fees	141,939	176,210
Franchise tax	222,170	226,183
Other expenses	808,238	836,337

Total non interest expense	4,068,550	4,033,061

INCOME BEFORE INCOME TAXES	3,462,642	3,491,652
Income taxes	982,066	981,904

NET INCOME	$2,480,576	$2,509,748

Earning per common share	$3.89	$3.90

Dividend per share	$1.35	$1.20

Weighted Average shares outstanding	637,350	644,038

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended June 30,
	2007	2006
INTEREST INCOME
Interest and fees on loans	$4,339,331	$4,072,393
Federal funds sold	288,543	266,277
Investment securities:
Taxable	502,431	260,949
Exempt from federal income tax	352,621	353,868

Total interest income	5,482,926	4,953,487

INTEREST EXPENSE
Deposits	1,933,508	1,292,453
Federal Home Loan Bank advances	42,140	68,211
Short term borrowings	36,500	27,839

Total interest expense	2,012,148	1,388,503

NET INTEREST INCOME	3,470,778	3,564,984

Provision for loan losses	61,899	60,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,408,879	3,504,984

NON INTEREST INCOME
Service charges on deposit accounts	87,382	88,544
NSF & OD fees, net	199,079	146,126
Gain on sale of loans, net	2,406	8,506
BOLI	36,237	35,284
Other income	43,971	38,704

Total non interest income	369,075	317,164

NON INTEREST EXPENSE
Salaries and employee benefits	1,087,390	1,082,403
Occupancy and equipment expense	240,802	229,433
Professional fees	73,018	88,262
Franchise tax	105,120	115,183
Other expenses	399,176	399,018

Total non interest expense	1,905,506	1,914,299

INCOME BEFORE INCOME TAXES	1,872,448	1,907,849
Income taxes	559,707	559,948

NET INCOME	$1,312,741	$1,347,901

Earning per common share	$2.06	$2.10

Dividend per share	$1.35	$1.20

Weighted Average shares outstanding	636,455	642,346

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2007

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income (Loss)
Balance, December 31, 2006	$8,846,670	$37,315,334	$4,892	$(7,033,099)	$39,133,797
Net income		2,480,576			2,480,576	$2,480,576
Purchase of Treasury stock, at cost (2,364 shares)				(266,043)	(266,043)
Other comprehensive loss:
Net unrealized loss on securities, net of tax benefit of $64,549			(125,302)		(125,302)	(125,302)

Comprehensive income						$2,355,274

Cash dividends paid ($1.35 per share)		(858,975)			(858,975)

Balance, June 30, 2007	$8,846,670	$38,936,935	$(120,410)	$(7,299,142)	$40,364,053

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$2,480,576	$2,509,748
Adjustments to reconcile net income to net cash provided by
Operating activities:
Provision for loan losses	67,119	120,000
Gain on sale of loans	(4,370)	(19,992)
Provision for depreciation and amortization	190,958	160,622
Origination of loans held for sale	(2,938,580)	(5,022,735)
Proceeds from the sale of loans	2,743,450	4,881,827
Federal Home Loan Bank stock dividend	(19,700)	(35,500)
Net change in:
Accrued interest and other assets	(446,832)	(484,537)
Accrued expenses and other liabilities	(105,457)	149,496

Net cash provided by operating activities	1,967,164	2,258,929

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	6,141,967	354,508
Purchases	(9,947,313)	(9,924,470)
Investment securities held to maturity:
Proceeds from maturities and repayments	351,225	—
Purchases	(2,827,923)	(2,155,554)
Net (increase) decrease in loans	(10,674,597)	9,529,886
Net Disposal of foreclosed real estate	80,000	620,000
Net Purchase of premises and equipment	(389,133)	(366,318)

Net cash (used in) investing activities	(17,265,774)	(1,941,948)

FINANCING ACTIVITIES
Net decrease in demand, money market and savings deposits	(4,477,829)	(9,208,910)
Net increase in time deposits	13,012,930	3,391,038
Repayments of Federal Home Loan Bank advances	(380,586)	(405,710)
Net (decrease) increase in short term borrowings	(705,281)	460,000
Purchase of Treasury stock	(266,043)	(576,402)
Dividends paid	(858,975)	(770,670)

Net cash provided by (used in) financing activities	6,324,216	(7,110,654)

Net decrease in cash and cash equivalents	(8,974,394)	(6,793,673)
Cash and cash equivalents at beginning of period	42,705,362	33,331,294

Cash and cash equivalents at end of period	$33,730,968	$26,537,621

Supplemental Disclosures of Cash Flows Information
Cash Paid During the Period For:
Interest on deposits and borrowings	$3,860,460	$2,642,093

Income taxes	$966,760	$681,287

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

NOTE 3 – COMPREHENSIVE INCOME

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is comprised of the following:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Net income	$2,480,576	$2,509,748
Other comprehensive income:
Net unrealized loss on securities	(189,851)	(247,827)
Tax effect	64,549	84,261

Total comprehensive income	$2,355,274	$2,346,182

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Net income	$1,312,741	$1,347,901
Other comprehensive income:
Net unrealized loss on securities	(237,443)	(199,987)
Tax effect	80,730	67,996

Total comprehensive income	$1,156,028	$1,215,910

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

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-5(“EITF 06-5”), Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life-by-individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations or financial condition.

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

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 (“EITF 06-11”), Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under FAS No. 123R, Share-Based Payment, and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

Allowance for Loan Losses—Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio.

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

Goodwill and Other Intangible Assets—As discussed in Note 7 of the consolidated financial statements, filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2006, the Company must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

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

Financial Condition

Total assets at June 30, 2007 were $321,730,000 compared to $313,205,000 at December 31, 2006.

Cash and cash equivalents decreased by $8,974,000 or 21.0% from December 31, 2006, to June 30, 2007, with federal funds sold decreasing $7,265,000. The decrease was used to partially fund the increase in the Bank’s loan portfolio.

Investment securities available for sale increased by $3,618,000 or 10.4% from December 31, 2006, to June 30, 2007 due to an effort to rebuild the securities portfolio. Investments held to maturity increased $2,466,000 or 8.2% due to the same planned rebuilding of the portfolio.

Net loans increased by $10,608,000 or 5.5% from December 31, 2006 to June 30, 2007. An increase of $2,959,000 occurred in the real estate loan category, which is attributable primarily to commercial real estate of $7,792,000 with decreases in residential, farm lending and construction loan activity of $1,461,000, $1,324,000, and $2,048,000, respectively. Management believes the residential and residential construction loan activities have slowed significantly in the Bank’s lending area. Commercial and other loan balances increased by $7,275,000 due to continued inventory growth, which will start to pay down in the third quarter. The Consumer loan balances increased by $374,000.

Total deposits at June 30, 2007 were $272,836,000 compared to $264,301,000 at December 31, 2006. Time deposits and money market accounts increased $13,013,000 and $2,930,000, respectively, while demand accounts and savings accounts decreased $6,607,000 and $801,000 respectively. Management attributes these changes to the increase in interest rates. Management believes the demand accounts decreases are attributable to several different reasons including normal fluctuations due to customer usage, and the disintermediation into other financial markets.

Federal Home Loan Bank advances decreased $380,000 due to maturities and scheduled repayments, and short-term borrowings decreased $705,000 at June 30, 2007 from December 31, 2006.

Shareholders’ Equity increased by $1,230,000 or 3.1%, which was mainly due to earnings of $2,480,000 for the first six months of 2007 decreased by a $125,000 unrealized loss on securities included in other comprehensive income, dividends paid totaling $859,000, and by the purchase of Treasury stock for $266,000. Treasury stock purchases are monitored against the Company’s Strategic Plan and the goals set forth in the plan. The Treasury stock purchases have not exceeded the Strategic Plan’s guidelines for the first six months of 2007. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At June 30, 2007, the total capital ratio was 18.63%; the Tier I capital ratio was 17.53%, and the leverage ratio was 12.22%, compared to regulatory capital requirements of 8.00%, 4.00% and 4.00% respectively. These ratios are well in excess of regulatory capital requirements.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2007 and 2006

Net income for the six-month period ended June 30, 2007, was $2,481,000, a decrease of $29,000 or 1.2% from the $2,510,000 reported at June 30, 2006.

Total interest income of approximately $10,783,000 for the six-month period ended June 30, 2007, compares to $9,665,000 for the same period in 2006, an increase of $1,118,000 or 11.6%. The increase in total interest income is primarily attributable to an increase in interest on taxable investment securities including equities. The increase in interest on taxable investment securities of $570,000 for 2007 compared to $210,000 for 2006. The increase in investment income is primarily attributable to an increase in volume. Average investment balances were $39,158,000 compared to $18,667,000 and the yields were 5.16% compared to 4.7% for the first six months of 2007 and 2006 respectively. The increase in interest and fees on loans is due to an increase in the average yield on the underlying principle balances. See “Average Balance Sheet” for the six-month periods ended June 30, 2007 and 2006. The yield on loans increased to 8.35% for the first six months of 2007 compared to 7.80% for the first six months of 2006. Average loan balances were $203,821,000 for the first six months of 2007 compared to $206,150,000 for the first six months of 2006.

Total interest expense of $3,884,000 for the six-month period ending June 30, 2007 represents an increase of $1,237,000 from the $2,647,000 reported for the same six-month period in 2006. The increase in interest expense on deposits of $1,263,000 is due mainly to an increase in volume, specifically the Time deposits. Average interest-bearing deposits were $223,821,000 for the first six months of 2007 compared to $202,003,000 for the first six months of 2006. See “Average Balance Sheet” for the six-month periods ended June 30, 2007 and 2006. The increases in the average rate paid on the underlying principle balances of the interest bearing liabilities are due to the Time deposits. The cost of Time deposits was 4.59% compared to 3.58% for this six-month period of 2007 and 2006, respectively. The cost on interest bearing deposits was 3.33%, compared to 2.44% for the six-month periods of 2007 and 2006 respectively.

Net interest income of $6,899,000 for the six months ended June 30, 2007, compares to $7,018,000 for the same six-month period in 2006, a decrease of $119,000 or 1.7%. Management expects the cost on average interest-bearing liabilities to continue increasing while the current competitive loan-pricing environment continues to exert a downward pressure on the yields on loans. The net interest margin is expected to continue to experience compression in 2007.

Total non-interest income for the six-month period ended June 30, 2007, of $699,000 compares to $627,000 for the same six-month period in 2006, an increase of $72,000 or 11.5%. The net Non-sufficient funds fees and overdraft fees increased $106,000 due to an increase May 1, 2006 in the Non-sufficient funds (NSF) fee and the introduction of a new NSF program in the fourth quarter of 2006. Gains on sale of loans decreased $16,000 due to the decline in residential lending and a new in-house fixed rate loan product. Other income decreased $13,000 due primarily to the decrease of $12,000 in alternative investment income.

Total non-interest expense of $4,069,000 for the six months ended June 30, 2007, compares to $4,033,000 for the same six-month period in 2006. This represents an increase of $36,000 or .9%. Salary and employee benefits increased approximately $90,000. The expenses are due to normal increases in salaries and employee benefits. Salaries and Benefits were partially offset by a $34,000 decrease in Professional fees and approximately a $19,000 decrease in Loan and Collection Expenses. The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2007 and 2006

Net income for the three-month period ended June 30, 2007, was $1,313,000, a decrease of $35,000 or 2.6% from the $1,348,000 reported at June 30, 2006.

Total interest income of approximately $5,483,000 for the three-month period ended June 30, 2007, compares to $4,953,000 for the same period in 2006, an increase of $530,000 or 10.7%. The increase in total interest income is primarily attributable to an increase in the loan category. Interest and fees on loans increased $267,000 or 6.6% for the three-month period ended June 30, 2007 compared to the same period for 2006. The increase in interest and fees on loans is due to an increase in the volume of principal loan balances. Average loan balances were $207,517,000 compared to $203,088,000 and the yield was 8.36% compared to 8.02% for this three-month period of 2007 and 2006, respectively. See “Average Balance Sheet” for the three-month periods ended June 30, 2007 and 2006. The increase in interest on investment securities of $241,000 was primarily attributable to an increase in the average balances outstanding of $70,751,000 for 2007 compared to $53,619,000 for 2006 and the yield was 4.8% compared to 4.6% for this three-month period of 2007 and 2006 respectively. See “Average Balance Sheet” for the three-month periods ended June 30, 2007 and 2006.

Total interest expense of $2,012,000 for the three-month period ending June 30, 2007, represents an increase of $624,000 from the $1,389,000 reported for the same three-month period in 2006. The increase in interest expense on deposits of $642,000 is due mainly to increases in the average balances of the interest bearing liabilities specifically the Time deposits. The average time deposits were $142,317,000 for this three-month period of 2007 compared to $112,010,000 for the same three months of 2006. The cost of Time deposits was 4.66% compared to 3.72% for this three-month period of 2007 and 2006, respectively and the cost of interest bearing deposits was 3.4% compared to 2.6% for this three-month period of 2007 and 2006 respectively. Average interest-bearing deposits were $227,673,000 for this three-month period of 2007 compared to $202,455,000 for the same three months of 2006. See “Average Balance Sheet” for the three-month periods ended June 30, 2007 and 2006.

Net interest income of $3,471,000 for the three months ended June 30, 2007, compares to $3,565,000 for the same three-month period in 2006, a decrease of $94,000 or 2.6%. Management expects the cost on average interest-bearing liabilities to continue increasing while the current competitive loan-pricing environment continues to exert a downward pressure on the yields on loans. The net interest margin is expected to continue to decrease in 2007.

Total non-interest income for the three-month period ended June 30, 2007, of $369,000 compares to $317,000 for the same three-month period in 2006, an increase of $52,000 or 16.4%. Non-sufficient funds (NSF) fees and Overdraft fees increased $53,000 due to a new Non-sufficient funds (NSF) program introduced in the fourth quarter of 2006. The Bank-Owned Life Insurance (BOLI) was purchased in December 2005. The Company purchased life insurance policies on certain key employees and the BOLI is recorded at its cash surrender value or the amount that can be realized. The changes in the remaining income accounts were attributable to increases/decreases in items that are normal and recurring in nature

Total non-interest expense of $1,906,000 for the three months ended June 30, 2007, compares to $1,914,000 for the same three-month period in 2006. This represents a decrease of $8,000 or .4%. Salary and employee benefits increased $5,000. The expense was due to normal recurring employee cost increase for salary and employee benefits and staff additions. Occupancy and equipment expenses increased $12,000 or 5.2%, due to normal increases/decreases in maintenance, real estate tax, and utility expenses. Professional Fees decreased approximately $15,000 or 17.0% and Franchise tax expense decreased $10,000 or 8.7%. The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

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

Cash and amounts due from depository institutions and federal funds sold totaled $33,731,000 at June 30, 2007. These assets provide the primary source of liquidity for the Company. In addition, management has designated a portion of the investment portfolio, $38,371,000 as available for sale and has an available unused line of credit of $39,914,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at June 30, 2007. As of June 30, 2007, the Company had commitments to fund loans of approximately $2,541,000 and unused lines of credit totaling $37,195,000.

Cash was provided during the six month period ended June 30, 2007, mainly from operating activities of $2.0 million, the net increase in deposits of $8.5 million, and the maturities and repayments of investment securities of $6.5 million. In addition, cash was provided by the net disposal of foreclosed real estate of $.1 million. Cash was used during the six month period ended June 30, 2007, mainly to fund a net increase in loans of $10.7 million, for the purchase of investment securities of $12.8 million, and a net decrease of $1.1 million in Federal Home Loan Bank advances and short-term borrowings. In addition, $.4 million was used to purchase equipment, $.3 million was used to purchase Treasury Stock, and $.8 million was used to pay dividends to shareholders. Cash and cash equivalents totaled $33.7 million at June 30, 2007, a decrease of $9.0 million from $42.7 million at December 31, 2006.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at June 30, 2007, and December 31, 2006. The Company ceased accruing interest on residential mortgages secured by real estate and consumer loans when principal or interest payments are delinquent 90 days or more. Commercial loans, that are 90 days or more past due, are reviewed by the Executive Vice President and the loan officer to determine whether they will be classified as nonperforming. These officers review various factors, which include, but are not limited to, the timing of the maturity of the loan in relation to the ability to collect, whether the loan is deemed to be well secured, whether the loan is in the process of collection, and the favorable results of the analysis of customer financial data. A nonperforming loan will only be re-classified as a performing loan when stringent criteria have been met. At the time the accrual of interest is discontinued, future income is recognized only when cash is received or the loan has been returned to performing loan status. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

	June 30, 2007	December 31, 2006
	(dollars in thousands)
Loans on nonaccrual basis	$491,398	$471,101
Loans past due 90 days or more	—	—
Renegotiated loans	—	—

Total nonperforming loans	$491,398	$471,101

Other real estate	—	$80,000
Repossessed assets	—	—

Nonperforming loans as a percent of total loans	0.24%	0.24%

Nonperforming loans as a percent of total assets	0.15%	0.15%

Nonperforming assets as a percent of total assets	0.15%	0.18%

Management monitors impaired loans on a continual basis. As of June 2007, impaired loans had no material effect on the Company’s financial position or results from operations.

The allowance for loan losses at June 30, 2007, totaled $2,471,000 or 1.20% of total loans as compared to $2,394,000 or 1.23% at December 31, 2006. Provisions for loan losses were $67,000 for the six months ended June 30, 2007 and $120,000 for the six months ended June 30, 2006.

The level of funding for the provision is a reflection of the overall loan portfolio. Nonperforming loans consist of approximately $469,000 in commercial real estate and $22,000 in one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion.

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

	Period Ended
	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$203,820,981	$8,504,788	8.35%	$206,149,695	$8,044,655	7.80%
Securities-taxable (4)	37,477,776	962,269	5.14%	17,052,668	396,702	4.65%
Securities-nontaxable (4)	31,298,166	687,614	4.39%	31,635,427	694,161	4.39%
Securities-Equity (4,5)	1,680,486	48,539	5.78%	1,614,188	43,577	5.40%
Federal funds sold	21,805,478	579,819	5.32%	20,767,431	485,543	4.68%

Total interest earnings assets	296,082,887	10,783,029	7.28%	277,219,409	9,664,638	6.97%

Noninterest earning assets:
Cash and due from other institutions	10,397,086			9,951,343
Premises and equipment, net	5,729,065			5,176,489
Accrued interest	1,457,562			1,104,862
Other assets	5,811,910			5,687,737
Less allowance for loan losses	(2,426,394)			(2,378,605)

Total noninterest earnings assets	20,969,229			19,541,826

Total Assets	$317,052,116			$296,761,235

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	$27,597,021	$80,360	0.58%	$31,399,665	$88,462	0.56%
Money market accounts	19,360,582	256,463	2.65%	18,780,250	204,375	2.18%
Savings deposits	37,647,413	190,778	1.01%	40,805,365	179,684	0.88%
Time deposits	139,215,991	3,194,939	4.59%	111,018,161	1,986,837	3.58%
Short term borrowings	5,031,655	74,969	2.98%	3,945,539	49,164	2.49%
Federal Home Loan Advances	3,029,302	86,670	5.72%	5,768,360	138,482	4.80%

Total interest bearing liabilities	231,881,964	3,884,179	3.35%	211,717,340	2,647,004	2.50%

Noninterest bearing liabilities:
Demand deposits	43,674,497			46,042,296
Accrued expenses and other liabilities	2,617,841			2,496,581

Total noninterest bearing liabilities	46,292,338			48,538,877

Shareholders’ equity	38,877,814			36,505,018

Total Liabilities and Shareholders’ Equity	$317,052,116			$296,761,235

Net interest income			$6,898,850		$7,017,634

Interest rate spread (6)			3.93%			4.47%

Net yield on interest earning assets (7)			4.66%			5.06%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $166,341 and $161,526 in 2007 and 2006, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Period Ended
	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$207,517,313	$4,339,331	8.36%	$203,087,917	$4,072,393	8.02%
Securities-taxable (4)	36,936,759	473,637	5.13%	19,768,927	235,248	4.76%
Securities-nontaxable (4)	32,133,770	352,621	4.39%	32,227,122	353,868	4.39%
Securities-Equity (4,5)	1,680,910	28,794	6.85%	1,623,289	25,701	6.33%
Federal funds sold	22,001,325	288,543	5.25%	21,707,634	266,277	4.91%

Total interest earnings assets	300,270,077	5,482,926	7.30%	278,414,889	4,953,487	7.12%

Noninterest earning assets:
Cash and due from other institutions	10,659,480			9,714,383
Premises and equipment, net	5,760,112			5,247,123
Accrued interest	1,572,772			1,211,188
Other assets	5,855,449			5,638,183
Less allowance for loan losses	(2,451,183)			(2,459,786)

Total noninterest earnings assets	21,396,630			19,351,091

Total Assets	$321,666,707			$297,765,980

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	$26,910,123	$39,714	0.59%	$30,944,211	$45,331	0.59%
Money market accounts	20,633,349	138,790	2.69%	19,148,375	109,904	2.30%
Savings deposits	37,811,948	96,594	1.02%	40,352,312	94,967	0.94%
Time deposits	142,317,491	1,658,410	4.66%	112,010,083	1,042,250	3.72%
Short term borrowings	4,964,434	36,500	2.94%	4,077,491	27,840	2.73%
Federal Home Loan Advances	2,942,608	42,140	5.73%	5,678,666	68,211	4.80%

Total interest bearing liabilities	235,579,953	2,012,148	3.42%	212,211,138	1,388,503	2.62%

Noninterest bearing liabilities:
Demand deposits	44,158,663			46,233,133
Accrued expenses and other liabilities	3,322,437			3,260,662

Total noninterest bearing liabilities	47,481,100			49,493,795

Shareholders’ equity	38,605,654			36,061,047

Total Liabilities and Shareholders’ Equity	$321,666,707			$297,765,980

Net interest income		$3,470,778			$3,564,984

Interest rate spread (6)			3.88%			4.50%

Net yield on interest earning assets (7)			4.62%			5.12%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $81,860 and $82,112 in 2007 and 2006, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Six-Month Period Ended June 2007 Compared to 2006 Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$(182)	$642	$460
Securities-taxable	951	(386)	565
Securities-nontaxable	(15)	9	(6)
Securities-equities	4	1	5
Federal funds sold	48	46	94

Total interest earning
Assets	806	312	1,118

Interest expense
Interest bearing demand	(21)	13	(8)
Money market accounts	13	39	52
Savings deposits	(28)	39	11
Time deposits	1,009	199	1,208
Short-term borrowing	27	(1)	26
Federal Home Loan Bank
Advances	(132)	80	(52)

Total interest bearing
Liabilities	868	369	1,237

Net change in net interest income	$(62)	$(57)	$(119)

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

	Three-Month Period Ended June 2007 Compared to 2006 Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$355	$(88)	$267
Securities-taxable	817	(578)	239
Securities-nontaxable	(4)	3	(1)
Securities-equities	4	(1)	3
Federal funds sold	14	8	22

Total interest earning
Assets	1,186	(656)	530

Interest expense
Interest bearing demand	(24)	19	(5)
Money market accounts	34	(5)	29
Savings deposits	(24)	26	2
Time deposits	1,128	(512)	616
Short-term borrowing	24	(16)	8
Federal Home Loan Bank
Advances	(131)	105	(26)

Total interest bearing
Liabilities	1,007	(383)	624

Net change in net interest income	$179	$(273)	$(94)

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

At June 30, 2007, the Company had a cumulative positive gap of $28.8 million or 8.80% at the one-year horizon. The gap analysis indicates that if interest rates were to rise 200 basis points (2.00%), the Company’s net interest income would improve at the one-year horizon because the Company’s rate sensitive assets would reprice faster than rate sensitive liabilities. Conversely, if rates were to fall 200 basis points (2.00%), the Company’s net interest income would decline.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates. The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments.

The simulation also calculates net interest income based upon rate increases or decrease of + or – 200 basis points (or 2.00%) in 100 basis point (or 1.00%) increments. The analysis reprices the balance sheet and forecasts future cash flows over a one-year horizon at the net interest rate levels. The cash flows are then totaled to calculate net interest income. Assumptions are made for loan and investment pre-payment speeds and are incorporated into the simulation as well. Loan and investment pre-payment speeds will increase as interest rates decrease and slow as interest rates rise. The current analysis indicates that, given a 200 basis point overnight decrease in interest rates, the Company would experience a potential $382,000 or 8.27% decline in net interest income. If rates were to increase 200 basis points, the analysis indicates that the Company’s net interest income would increase $386,000 or 8.37%. It is important to note, however, that this exercise would be a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease.

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

Much of the Bank’s deposits have the ability to reprice immediately; however, deposit rates are not tied to an external index. As a result, although changing market interest rates impact repricing, the Bank retains much of the control over repricing by determining itself the extent and timing of repricing deposit products. In addition, the Bank maintains a portion of its investment portfolio as available for sale securities and also has a significant variable rate loan portfolio, which is used to offset rate sensitive liabilities.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1 -	Legal Proceedings

None

Item 1A -	Risk Factors

There have been no material changes from the risk factors disclosed in the registrant’s form 10K.

Item 2 -	Unregistered sales of equity securities and use of proceeds

The Company did not engage in any unregistered sales of its securities during the quarter ended June 30, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2007	860	$113.32	N/A	N/A
May 1 – 31, 2007	—	$—	N/A	N/A
June 1 – 30, 2007	—	$—	N/A	N/A
Total (1)	860	$113.32	N/A	N/A

(1)	860 shares of common stock were purchased by Killbuck Bancshares in open-market transactions.

Item 3 -	Default upon senior securities

None

Item 4 -	Results of votes of security holders

The following represent the results of matters submitted to a vote of the shareholders at the annual meeting held on April 23, 2007.

Affixing the number of directors at nine for 2007:

For	516,816
Abstain	739
Absent	120,688

Election of Directors:

The following directors were elected with terms to expire 2010:

	For	Withheld
Ted Bratton	516,816	121,427
Max A. Miller	516,816	121,427
Michael S. Yoder	516,816	121,427

Other directors not up for election but continuing in office include: Allan Mast; Dean Mullet; Luther Proper; John W. Baker; Gail Patterson; and Kenneth E. Taylor.

Item 5 -	Other Information

None

Item 6 -	Exhibits

The following exhibits are included in this report or incorporated herein by reference:

3.1(i)	Articles of Incorporation of Killbuck Bancshares, Inc.*

3.1(ii)	Amendment to the Articles of Incorporation of Killbuck Bancshares, Inc. increasing authorized shares.**

3.2	Code of Regulations of Killbuck Bancshares, Inc.*

10.1	Employment Agreement dated April 23, 2007 between Killbuck Savings Bank Company and Luther E. Proper ***

10.2	Employment Agreement dated April 23, 2007 between Killbuck Savings Bank Company and Craig A. Lawhead ***

10.3	Employment Agreement dated April 23, 2007 between Killbuck Savings Bank Company and Diane S. Knowles ***

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

99.1	Report of Independent Registered Public Accounting Firm

*	Incorporated by reference to an identically numbered exhibit to the Form 10 (file No. 0-24147) filed with SEC on April 30, 1998 and subsequently amended on July 8, 1998 and July 31, 1998.
**	Incorporated by reference to Registrant’s report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 13, 2004.
***	Incorporated by reference to Registrant’s report on Form 8-K, filed with the Commission on April 27, 2007.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Killbuck Bancshares, Inc.

Date: August 8, 2007	By:	/s/ Luther E. Proper
Luther E. Proper President and Chief Executive Officer

Date: August 8, 2007	By:	/s/ Diane Knowles
Diane Knowles Chief Financial Officer