Form 10-Q
period 2007-09-30
KILLBUCK BANCSHARES INC
filed 2007-11-14
CIK 1060455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2007

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

Class: Common Stock, no par value

Outstanding at October 31, 2007: 630,263.

KILLBUCK BANCSHARES, INC.

Killbuck Bancshares, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$13,869,688	$14,732,362
Federal funds sold	23,770,000	27,973,000

Total cash and cash equivalents	37,639,688	42,705,362

Investment securities:
Securities available for sale	45,755,485	34,752,975
Securities held to maturity (fair value of $ 33,718,894 and $ 30,684,221)	33,154,502	29,992,583

Total investment securities	78,909,987	64,745,558

Loans (net of allowance for loan losses of $ 2,548,961 and $ 2,393,705)	199,605,201	191,932,069

Loans held for sale	389,900	172,500
Premises and equipment, net	6,127,509	5,713,596
Accrued interest receivable	2,141,518	1,396,267
Goodwill, net	1,329,249	1,329,249
Other assets	5,413,231	5,210,886

Total assets	$331,556,283	$313,205,487

LIABILITIES
Deposits:
Noninterest bearing demand	$47,862,788	$48,693,192
Interest bearing demand	28,026,808	30,473,620
Money market	17,615,841	15,050,083
Savings	36,318,835	37,744,514
Time	150,234,933	132,339,103

Total deposits	280,059,205	264,300,512
Federal Home Loan Bank advances	2,713,821	3,243,371
Short-term borrowings	6,130,372	5,310,281
Accrued interest and other liabilities	1,331,028	1,217,526

Total liabilities	290,234,426	274,071,690

SHAREHOLDERS’ EQUITY
Common stock – No par value: 1,000,000 shares authorized, 718,431 issued	8,846,670	8,846,670
Retained earnings	40,110,615	37,315,334
Accumulated other comprehensive income	198,825	4,892
Treasury stock, at cost (86,788 and 79,789 shares)	(7,834,253)	(7,033,099)

Total shareholders’ equity	41,321,857	39,133,797

Total liabilities and shareholders’ equity	$331,556,283	$313,205,487

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
INTEREST INCOME
Interest and fees on loans	$12,740,769	$12,226,647
Federal funds sold	913,114	716,946
Investment securities:
Taxable	1,574,074	774,970
Exempt from federal income tax	1,050,831	1,055,955

Total interest income	16,278,788	14,774,518

INTEREST EXPENSE
Deposits	5,737,833	3,898,803
Federal Home Loan Bank advances	126,123	196,443
Short term borrowings	108,132	78,883

Total interest expense	5,972,088	4,174,129

NET INTEREST INCOME	10,306,700	10,600,389
Provision for loan losses	127,119	120,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,179,581	10,480,389

NON INTEREST INCOME
Service charges on deposit accounts	847,809	676,819
Gain on sale of loans, net	8,019	24,175
Other income	220,482	229,926

Total non interest income	1,076,310	930,920

NON INTEREST EXPENSE
Salaries and employee benefits	3,652,358	3,493,800
Occupancy expense	231,382	247,193
Equipment expense	499,151	487,128
Professional fees	201,126	229,824
Franchise tax	355,279	343,381
Other expenses	1,242,039	1,248,943

Total non interest expense	6,181,335	6,050,269

INCOME BEFORE INCOME TAXES	5,074,556	5,361,040
Income taxes	1,420,300	1,489,713

NET INCOME	$3,654,256	$3,871,327

Earnings per common share	$5.74	$6.02

Weighted average shares outstanding	636,361	643,189

Dividends Declared Per Share	$1.35	$1.20

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended September 30,
	2007	2006
INTEREST INCOME
Interest and fees on loans	$4,235,981	$4,181,992
Federal funds sold	333,295	231,403
Investment securities:
Taxable	563,266	334,691
Exempt from federal income tax	363,217	361,794

Total interest income	5,495,759	5,109,880

INTEREST EXPENSE
Deposits	2,015,293	1,439,445
Federal Home Loan Bank advances	39,453	57,961
Short term borrowings	33,163	29,719

Total interest expense	2,087,909	1,527,125

NET INTEREST INCOME	3,407,850	3,582,755
Provision for loan losses	60,000	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,347,850	3,582,755

NON INTEREST INCOME
Service charges on deposit accounts	297,694	228,651
Gain on sale of loans, net	3,649	4,184
Other income	75,506	71,007

Total non interest income	376,849	303,842

NON INTEREST EXPENSE
Salaries and employee benefits	1,244,488	1,175,995
Occupancy expense	75,127	83,391
Equipment expense	167,073	174,403
Professional fees	59,187	53,615
Franchise tax	133,109	117,199
Other expenses	433,801	412,606

Total non interest expense	2,112,785	2,017,209

INCOME BEFORE INCOME TAXES	1,611,914	1,869,388
Income taxes	438,234	507,809

NET INCOME	$1,173,680	$1,361,579

Earnings per common share	$1.85	$2.12

Weighted average shares outstanding	634,383	641,491

Dividends Declared Per Share	$.00	$.00

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2007

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income
Balance, December 31, 2006	$8,846,670	$37,315,334	$4,892	$(7,033,099)	$39,133,797

Net income		3,654,256			3,654,256	$3,654,256
Purchase of Treasury stock, at cost (6,999 shares)				(801,154)	(801,154)
Other comprehensive income:
Net unrealized gain on securities, net of tax $ 99,905			193,933		193,933	193,933

Comprehensive income						$3,848,189

Cash dividends paid ($1.35 per share)		(858,975)			(858,975)

Balance, September 30, 2007	$8,846,670	$40,110,615	$198,825	$(7,834,253)	$41,321,857

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Operating Activities
Net income	$3,654,256	3,871,327
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	127,119	120,000
Gain on sale of loans	(8,019)	(24,175)
Provision for depreciation and amortization	272,195	259,825
Origination of loans held for sale	(4,061,980)	(6,031,735)
Proceeds from the sale of loans	3,852,599	6,022,510
Federal Home Loan Bank stock dividend	(19,700)	(53,600)
Net change in:
Accrued interest and other assets	(932,170)	(848,532)
Accrued expenses and other liabilities	17,871	78,686

Net cash provided by operating activities	2,902,171	3,394,306

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	8,236,561	1,471,930
Purchases	(18,930,305)	(12,919,660)
Investment securities held to maturity:
Proceeds from maturities and repayments	495,913	1,555,548
Purchases	(3,670,842)	(3,840,166)
Net (increase) decrease in loans	(7,800,251)	9,149,768
Purchase of premises and equipment	(768,026)	(490,569)
Decrease in Other Real Estate Owned	80,000	620,000

Net cash used in investing activities	(22,356,950)	(4,453,149)

FINANCING ACTIVITIES
Net decrease in demand, money market and savings deposits	(2,137,137)	(10,076,915)
Net increase in time deposits	17,895,830	13,086,462
Proceeds from Federal Home Loan Bank advances	—	10,481
Repayment of Federal Home Loan Bank advances	(529,550)	(2,569,926)
Net increase in short term borrowings	820,091	890,000
Purchase of Treasury stock	(801,154)	(763,410)
Dividends paid	(858,975)	(770,670)

Net cash provided by (used in) financing activities	14,389,105	(193,978)

Net decrease in cash and cash equivalents	(5,065,674)	(1,252,821)
Cash and cash equivalents at beginning of period	42,705,362	33,331,294

Cash and cash equivalents at end of period	$37,639,688	$32,078,473

Supplemental Disclosures of Cash Flows Information
Cash paid during the period for:
Interest on deposits and borrowings	$5,939,936	$4,134,658

Income taxes	$1,421,760	$1,456,287

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

NOTE 3 – COMPREHENSIVE INCOME

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is comprised of the following:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Net income	$3,654,256	$3,871,327
Other comprehensive income:
Net unrealized gain (loss) on securities	293,838	87,971
Tax effect	(99,905)	(29,910)

Total comprehensive income	$3,848,189	$3,929,388

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Net income	$1,173,680	$1,361,579
Other comprehensive income:
Net unrealized gain (loss) on securities	483,689	335,798
Tax effect	(164,454)	(114,171)

Total comprehensive income	$1,492,915	$1,583,206

Recent Accounting Pronouncements

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The adoption had no material impact.

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

Financial Condition

Total assets at September 30, 2007 were $331,556,000 compared to $313,205,000 at December 31, 2006.

Cash and cash equivalents decreased by $5,065,000 or 11.9% from December 31, 2006, to September 30, 2007, with federal funds sold decreasing $4,203,000. The decrease was used to partially fund the increase in the Bank’s loan portfolio.

Investment securities available for sale increased by $11,002,000 or 31.7% from December 31, 2006, to September 30, 2007, due to an effort to rebuild the securities portfolio. Investments held to maturity increased $3,162,000 or 10.5% due to the same planned rebuilding of the portfolio.

Net loans increased by $7,673,000 or 4.0% from December 31, 2006 to September 30, 2007. An increase of $9,575,000 occurred in the real estate loan category, which is attributable primarily to commercial lending activity which was offset by decreases of $6,530,000 in the residential and $2,994,000 in farm lending. Management believes the residential and residential construction loan activities have slowed significantly in the Bank’s lending area, and a very competitive interest rate environment exists in the bank’s commercial lending marketplace. Commercial and other loan balances increased by $7,403,000. The Consumer loans balance increased by $219,000.

Total deposits at September 30, 2007 were $280,059,000 compared to $264,301,000 at December 31, 2006. Time deposits increased $17,896,000, demand accounts decreased $3,277,000 and money market and savings accounts increased $1,140,000. Management attributes these changes to the increase in Time deposit interest rates. While these rates will begin to decrease, Management does not expect the balances to decrease. Management believes the demand accounts decreases are attributable to several different reasons including normal fluctuations due to customer usage, and the disintermediation into other financial markets.

Federal Home Loan Bank advances had a net decrease of $529,000 due to maturities and scheduled repayments, and short-term borrowings increased $820,000 at September 30, 2007 from December 31, 2006.

Shareholders’ Equity increased by $2,188,000 or 5.6%, which was mainly due to earnings of $3,654,000 for the first nine months of 2007 and a $194,000 unrealized gain on securities included in other comprehensive income, decreased by dividends paid totaling $859,000 and by the purchase of Treasury stock for $801,000. Treasury stock purchases are monitored against the Company’s Strategic Plan and the goals set forth in the plan. The Treasury stock purchases have not exceeded the Strategic Plan’s guidelines for the first nine months of 2007. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At September 30, 2007, the total capital ratio was 18.92%; the Tier I capital ratio was 17.78%, and the leverage ratio was 12.26%, compared to regulatory capital requirements of 8.00%, 4.00%, and 4.00% respectively. These ratios are well in excess of regulatory capital requirements.

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 2007 and 2006

Net income for the nine-month period ended September 30, 2007, was $3,654,000, a decrease of $217,000 or 5.6% from the $3,871,000 reported at September 30, 2006.

Total interest income of approximately $16,279,000 for the nine-month period ended September 30, 2007, compares to $14,774,000 for the same period in 2006, an increase of $1,505,000 or 10.2%. The increase in total interest income is primarily attributable to Investment securities - taxable. Investment income on taxable securities increased $790,000 or 100.1% for the nine-month period ended September 30, 2007 compared to the same period for 2006. The increase in investment income on taxable securities is primarily due to an increase in volume. Average investment balances on taxable securities were $38,842,000 compared to $19,646,000 and the yields were 5.2% compared to 4.8% for the first nine months of 2007 and 2006 respectively. The Interest and fees on loans increased $515,000 or 4.2% for the nine-month period ended September 30, 2007 compared to the same period for 2006. The increase in interest and fees on loans is due to an increase in the average yield on the underlying principle balances. See “Average Balance Sheet” for the nine-month periods ended September 30, 2007 and 2006. The yield on loans increased to 8.36% for the first nine months of 2007 compared to 7.98% for the first nine months of 2006. Average loan balances were $203,298,000 for the first nine months of 2007 compared to $204,175,000 for the first nine months of 2006.

Total interest expense of $5,972,000 for the nine-month period ending September 30, 2006 represents an increase of $1,798,000 from the $4,174,000 reported for the same nine-month period in 2006. The increase in interest expense on deposits of $1,839,000 is due mainly to an increase in volume, specifically the Time deposits. Average Time deposits were $ 142,019,000 for the first nine months of 2007 compared to $ 113,104,000 for the first nine months of 2006. The cost of Time deposits was 4.64% compared to 3.75% for this nine-month period of 2007 and 2006, respectively. See “Average Balance Sheet” for the nine-month periods ended September 30, 2007 and 2006. Average interest-bearing deposits were $225,842,000 for the first nine months of 2007 compared to $202,582,000 for the first nine months of 2006. The cost on interest bearing deposits was 3.4%, compared to 2.6% for the nine-month periods of 2007 and 2006 respectively.

Net interest income of $10,307,000 for the nine months ended September 30, 2007, compares to $10,600,000 for the same nine-month period in 2006, a decrease of $293,000 or 2.8%. Management expects the cost on average interest-bearing liabilities to begin to decrease while the current competitive loan-pricing environment continues to exert a downward pressure on the yields on loans. The net interest margin is expected to continue to experience compression in 2007.

Total non-interest income for the nine-month period ended September 30, 2007, of $1,076,000 compares to $931,000 for the same nine-month period in 2006, an increase of $145,000 or 15.6%. The increase of $171,000 in service charges on deposit accounts was attributable primarily to an increase in the Non-sufficient funds (NSF) charge. The net Non-sufficient funds fees and overdraft fees increased $174,000 in 2007 on a comparative basis to 2006 due to the Non-sufficient funds (NSF) fee increase May 1, 2006 and the introduction of a new NSF program in the fourth quarter of 2006. The NSF fee increase was partially offset by an increase in the volume of accounts in the free checking account product category. Gain on sale of loans decreased $16,000 due to the decline in residential lending and an in-house fixed rate loan product. Other income decreased $10,000 due to the decrease of $4,000 in alternative investment income and miscellaneous service charges decreased approximately $6,000.

Total non-interest expense of $6,181,000 for the nine months ended September 30, 2007, compares to $6,050,000 for the same nine-month period in 2006. This represents an increase of $131,000 or 2.2%. Salary and employee benefits increased approximately $158,000. Approximately $30,000 of the $158,000 increase was due to increased medical group insurance costs and the remaining expense was due to normal increases in salaries and employee benefits. Salaries and Benefits were partially offset by a $29,000 decrease in Professional fees and approximately a $16,000 decrease in Occupancy expense. The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2007 and 2006

Net income for the three-month period ended September 30, 2007, was $1,174,000, a decrease of $188,000 or 13.8% from the $1,362,000 reported at September 30, 2006.

Total interest income of approximately $5,496,000 for the three-month period ended September 30, 2007, compares to $5,110,000 for the same period in 2006, an increase of $386,000 or 7.6%. The increase in total interest income is primarily attributable to an increase in the Investment securities category specifically taxable issues. The increase in interest on investment securities – taxable of $225,000 was due to an increase in the average balances outstanding of $41,571,000 for 2007 compared to $24,831,000 for 2006 and the yield was 5.19% compared to 5.06% for this three-month period of 2007 and 2006 respectively. See “Average Balance Sheet” for the three-month periods ended September 30, 2007 and 2006. Interest and fees on loans increased $54,000 or 1.3% for the three-month period ended September 30, 2007 compared to the same period for 2006. The increase in interest and fees on loans is due to an increase in the volume of principle loan balances. Average loan balances were $202,252,000 compared to $200,225,000, and the yield was 8.38% compared to 8.35% for this three-month period of 2007 and 2006 respectively. See “Average Balance Sheet” for the three-month periods ended September 30, 2007 and 2006.

Total interest expense of $2,088,000 for the three-month period ending September 30, 2007, represents an increase of $561,000 from the $1,527,000 reported for the same three-month period in 2006. The increase in interest expense on deposits of $576,000 is due mainly to increases in the average interest bearing deposits, specifically the Time deposits. The average interest-bearing Time deposits were $147,624,000 for this three-month period of 2007 compared to $117,274,000 for the same three months of 2006. The cost of Time deposits was 4.73% compared to 4.07% for this three-month period of 2007 and 2006, respectively. Average interest-bearing deposits were $229,885,000 for this three-month period of 2007 compared to $203,740,000 for the same three months of 2006. The cost of interest bearing deposits was 3.5% compared to 2.8% for this three-month period of 2007 and 2006 respectively.

Net interest income of $3,408,000 for the three months ended September 30, 2007, compares to $3,583,000 for the same three-month period in 2006, a decrease of $175,000 or 4.9%. Management expects the current competitive loan pricing environment to continue exerting a downward pressure on the yields on loans. The net interest margin is expected to continue to decrease in 2007.

Total non-interest income for the three-month period ended September 30, 2007, of $377,000 compares to $304,000 for the same three-month period in 2006, an increase of $73,000 or 24.0%. The service fee income on deposits increased $69,000 primarily due to the $67,000 increase in the Non-sufficient funds (NSF) income. A new NSF program was introduced in the fourth quarter of 2006.

Total non-interest expense of $2,113,000 for the three months ended September 30, 2007, compares to $2,017,000 for the same three-month period in 2006. This represents an increase of $96,000 or 4.8%. Salary and employee benefits increased $68,000. Of this $68,000 approximately $36,000 is due to increased medical group insurance costs and the remaining expense was due to normal increases in salaries and employee benefits. The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

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

Cash and amounts due from depository institutions and federal funds sold totaled $37,640,000 at September 30, 2007. These assets provide the primary source of liquidity for the Company. In addition, management has designated a portion of the investment portfolio, $45,755,000 as available for sale and has an available unused line of credit of $40,063,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at September 30, 2007. As of September 30, 2007, the Company had commitments to fund loans of approximately $1,974,000 and unused lines of credit totaling $41,473,000.

Cash was provided during the nine month period ended September 30, 2007, mainly from operating activities of $2.9 million, the maturities and repayments of investment securities of $8.7 million, and a net increase in deposits of $15.8 million. A net decrease in Other Real Estate Owned of $.1 million, and an increase in short-term borrowings of $.8 million also contributed. Cash was used during the nine month period ended September 30, 2007, mainly to fund the purchase of investment securities of $22.6 million, to fund a net increase in loans of $7.8 million, and for a net decrease of $.5 million in Federal Home Loan Bank advances. In addition, $.8 million was used to purchase equipment, $.8 million was used to purchase Treasury Stock, and $.9 million was used to pay dividends to shareholders. Cash and cash equivalents totaled $37.6 million at September 30, 2007, a decrease of $5.1 million from $42.7 million at December 31, 2006.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at September 30, 2007, and December 31, 2006. The Company ceased accruing interest on residential mortgages secured by real estate and consumer loans when principal or interest payments were delinquent 90 days or more. Commercial loans, that are 90 days or more past due, are reviewed by the Executive Vice President and the loan officer to determine whether they will be classified as nonperforming. These officers review various factors, which include, but are not limited to, the timing of the maturity of the loan in relation to the ability to collect, whether the loan is deemed to be well secured, whether the loan is in the process of collection, and the favorable results of the analysis of customer financial data. A nonperforming loan will only be re-classified as a performing loan when stringent criteria have been met. At the time the accrual of interest is discontinued, future income is recognized only when cash is received or the loan has been returned to performing loan status. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

	September 30, 2007	December 31, 2006
	(dollars in thousands)
Loans on nonaccrual basis	$459	$471
Loans past due 90 days or more	—	—
Renegotiated loans	—	—

Total nonperforming loans	459	471

Other real estate	—	80
Repossessed assets	—	—

Total nonperforming assets	$459	$551

Nonperforming loans as a percent of total loans	0.23%	0.24%

Nonperforming loans as a percent of total assets	0.14%	0.15%

Nonperforming assets as a percent of total assets	0.14%	0.18%

Management monitors impaired loans on a continual basis. As of September, 2007, impaired loans had no material effect on the Company’s financial position or results from operations.

The allowance for loan losses at September 30, 2007, totaled $2,549,000 or 1.26% of total loans as compared to $2,394,000 or 1.23% at December 31, 2006. Provisions for loan losses were $127,000 for the nine months ended September 30, 2007 and $120,000 for the nine months ended September 30, 2006.

The level of funding for the provision is a reflection of the overall loan portfolio. Nonperforming loans consist of approximately $321,000 in commercial real estate and $138,000 in one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion.

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

	Period Ended
	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$203,297,871	$12,740,769	8.36%	$204,174,682	$12,226,647	7.98%
Securities-taxable (4)	38,842,068	1,501,478	5.15%	19,645,606	710,622	4.82%
Securities-nontaxable (4)	31,828,071	1,050,831	4.40%	32,086,520	1,055,955	4.39%
Securities-Equity (4,5)	1,680,628	72,596	5.76%	1,622,949	64,348	5.29%
Federal funds sold	23,200,924	913,114	5.25%	19,733,436	716,946	4.84%

Total interest earnings assets	298,849,562	16,278,788	7.26%	277,263,193	14,774,518	7.10%

Noninterest earning assets:
Cash and due from other institutions	10,507,877			9,892,512
Premises and equipment, net	5,817,197			5,240,857
Accrued interest	1,453,017			1,140,853
Other assets	5,837,800			5,714,161
Less allowance for loan losses	(2,451,509)			(2,391,973)

Total noninterest earnings assets	21,164,382			19,596,410

Total Assets	$320,013,944			$296,859,603

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	27,141,403	119,554	0.59%	31,025,385	132,763	0.57%
Money market accounts	19,467,642	394,599	2.70%	18,223,824	311,368	2.28%
Savings deposits	37,214,597	284,516	1.02%	40,229,597	274,483	0.91%
Time deposits	142,018,599	4,939,164	4.64%	113,103,522	3,180,189	3.75%
Short term borrowings	5,168,874	108,132	2.79%	3,924,436	78,883	2.68%
Federal Home Loan Advances	2,941,388	126,123	5.72%	5,142,109	196,443	5.09%

Total interest bearing liabilities	233,952,503	5,972,088	3.40%	211,648,873	4,174,129	2.63%

Noninterest bearing liabilities:
Demand deposits	44,239,812			45,730,856
Accrued expenses and other liabilities	3,298,436			3,267,649

Total noninterest bearing liabilities	47,538,248			48,998,505

Shareholders’ equity	38,523,193			36,212,225

Total Liabilities and Shareholders’ Equity	$320,013,944			$296,859,603

Net interest income		$10,306,700			$10,600,389

Interest rate spread (6)			3.86%			4.47%

Net yield on interest earning assets (7)			4.60%			5.10%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $266,147 and $248,723 in 2007 and 2006, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Period Ended
	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$202,251,651	$4,235,981	8.38%	$200,224,658	$4,181,992	8.35%
Securities-taxable (4)	41,570,652	539,209	5.19%	24,831,480	313,919	5.06%
Securities-nontaxable (4)	32,887,881	363,217	4.42%	32,988,706	361,794	4.39%
Securities-Equity (4,5)	1,680,910	24,057	5.72%	1,640,469	20,772	5.06%
Federal funds sold	25,991,815	333,295	5.13%	17,665,447	231,403	5.24%

Total interest earnings assets	304,382,909	5,495,759	7.22%	277,350,760	5,109,880	7.37%

Noninterest earning assets:
Cash and due from other institutions	10,729,460			9,774,850
Premises and equipment, net	5,993,462			5,369,594
Accrued interest	1,443,927			1,212,836
Other assets	5,889,582			5,767,009
Less allowance for loan losses	(2,501,740)			(2,418,710)

Total noninterest earnings assets	21,554,691			19,705,579

Total Assets	$325,937,600			$297,056,339

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	$26,230,167	39,194	0.60%	$30,276,825	44,301	0.59%
Money market accounts	19,681,760	138,136	2.81%	17,110,971	106,992	2.50%
Savings deposits	36,348,964	93,738	1.03%	39,078,060	94,799	0.97%
Time deposits	147,623,817	1,744,225	4.73%	117,274,243	1,193,353	4.07%
Short term borrowings	5,443,314	33,163	2.44%	3,882,231	29,719	3.06%
Federal Home Loan Advances	2,765,560	39,453	5.71%	3,889,608	57,961	5.96%

Total interest bearing liabilities	238,093,582	2,087,909	3.51%	211,511,938	1,527,125	2.89%

Noninterest bearing liabilities:
Demand deposits	45,370,443			45,107,976
Accrued expenses and other liabilities	4,659,626			4,809,785

Total noninterest bearing liabilities	50,030,069			49,917,761

Shareholders’ equity	37,813,949			35,626,640

Total Liabilities and Shareholders’ Equity	$325,937,600			$297,056,339

Net interest income		$3,407,850			$3,582,755

Interest rate spread (6)			3.71%			4.48%

Net yield on interest earning assets (7)			4.48%			5.17%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $99,806 and $87,196 in 2007 and 2006, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Nine-Month Period Ended September 2007 Compared to 2006 Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$(70)	$585	$515
Securities-taxable	924	(134)	790
Securities-nontaxable	(11)	6	(5)
Securities-equities	3	6	9
Federal funds sold	168	28	196

Total interest earning Assets	1,014	491	1,505

Interest expense
Interest bearing demand	(22)	9	(13)
Money market accounts	28	56	84
Savings deposits	(27)	36	9
Time deposits	1,084	675	1,759
Short-term borrowing	33	(4)	29
Federal Home Loan Bank
Advances	(112)	42	(70)

Total interest bearing Liabilities	984	814	1,798

Net change in net interest income	$30	$(323)	$(293)

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

	Three-Month Period Ended September 2007 Compared to 2006 Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$169	$(115)	$54
Securities-taxable	847	(622)	225
Securities-nontaxable	(4)	5	1
Securities-equities	2	1	3
Federal funds sold	436	(333)	103

Total interest earning Assets	1,450	(1,064)	386

Interest expense
Interest bearing demand	(24)	19	(5)
Money market accounts	64	(33)	31
Savings deposits	(27)	26	(1)
Time deposits	1,235	(684)	551
Short-term borrowing	48	(45)	3
Federal Home Loan Bank
Advances	(67)	49	(18)

Total interest bearing Liabilities	1,229	(668)	561

Net change in net interest income	$221	$(396)	$(175)

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

At September 30, 2007 the Company had a cumulative positive gap of $16.9 million or 5.01% at the one-year horizon. The gap analysis indicates that if interest rates were to rise 200 basis points (2.00%), the Company’s net interest income would improve at the one-year horizon because the Company’s rate sensitive assets would reprice faster than rate sensitive liabilities. Conversely, if rates were to fall 200 basis points (2.00%), the Company’s net interest income would decline.

Management also manages interest rate risk with the use of simulation modeling which measures the sensitivity of future net interest income as a result of changes in interest rates. The analysis is based on repricing opportunities for variable rate assets and liabilities and upon contractual maturities of fixed rate instruments.

The simulation also calculates net interest income based upon rate increases or decrease of + or –200 basis points (or 2.00%) in 100 basis point (or 1.00%) increments. The analysis reprices the balance sheet and forecasts future cash flows over a one-year horizon at the net interest rate levels. The cash flows are then totaled to calculate net interest income. Assumptions are made for loan and investment pre-payment speeds and are incorporated into the simulation as well. Loan and investment pre-payment speeds will increase as interest rates decrease and slow as interest rates rise. The current analysis indicates that, given a 200 basis point overnight decrease in interest rates, the Company would experience a potential $311,000 or 7.03% decline in net interest income. If rates were to increase 200 basis points, the analysis indicates that the Company’s net interest income would increase $315,000 or 7.11%. It is important to note, however, that this exercise would be a worst-case scenario. It would be more likely to have incremental changes in interest rates, rather than a single significant increase or decrease.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A - Risk Factors

There have been no material changes from the risk factors disclosed in the registrant’s form 10K for its fiscal year ended December 31, 2006.

Item 2 - Unregistered sales of equity securities and use of proceeds

The Company did not engage in any unregistered sales of its securities during the quarter ended September 30, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2007	769	$114.09	N/A	N/A
August 1 – 31, 2007	2,088	$115.06	N/A	N/A
September 1 – 30, 2007	1,778	$116.50	N/A	N/A
Total (1)	4,635	$115.45	N/A	N/A

(1)	4,635 shares of common stock were purchased by Killbuck Bancshares in open-market transactions.

Item 3 - Default upon senior securities

None

Item 4 - Results of votes of security holders

None

Item 5 - Other Information

None

Item 6 - Exhibits

The following exhibits are included in this report or incorporated herein by reference:

3.1(i)	Articles of Incorporation of Killbuck Bancshares, Inc.*

3.1(ii)	Amendment to the Articles of Incorporation of Killbuck Bancshares, Inc. increasing authorized shares.**

3.2	Code of Regulations of Killbuck Bancshares, Inc.*

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

99.1	Report of Independent Registered Public Accounting Firm

*	Incorporated by reference to an identically numbered exhibit to the Form 10 (file No. 0-24147) filed with SEC on April 30, 1998 and subsequently amended on July 8, 1998 and July 31, 1998.
**	Incorporated by reference to Registrant’s report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 13, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Killbuck Bancshares, Inc.

Date: November 14, 2007	By:	/s/ Luther E. Proper
Luther E. Proper
President and
Chief Executive Officer

Date: November 14, 2007	By:	/s/ Diane Knowles
Diane Knowles
Chief Financial Officer