Form 10-K
period 2007-12-31
KILLBUCK BANCSHARES INC
filed 2008-03-27
CIK 1060455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 [FEE REQUIRED]

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐ Non-accelerated filer  ☐    Smaller reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant, calculated by reference to the stock valuation done on Killbuck Bancshares, Inc. common stock as of June 30, 2007 was $70,837,995 (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

There were 629,582 shares of no par value common stock outstanding as of December 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Year ended December 31, 2007. (Part II, III and IV)

2.	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2008 for the Year ended December 31, 2007. (Part III)

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

The Company, through its subsidiary, The Killbuck Savings Bank Company, conducts the business of a commercial banking organization. At December 31, 2007, the Company and its subsidiary had consolidated total assets of $336,337,048 and consolidated total equity of $41,117,641. The capital of the Company consists of 1,000,000 authorized shares of capital stock, no par value of which 629,582 shares were outstanding at December 31, 2007 to 1,016 shareholders.

The Bank is a state banking Company. The Bank is regulated by the Ohio Division of Financial Institutions (“ODFI”) and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent permitted by law and, as a subsidiary of the Company, is regulated by the Federal Reserve Board.

Employees

As of December 31, 2007, the Bank had 104 full-time and 23 part-time employees. The Company had no employees. The Bank provides a number of benefits for its full-time employees, including health and life insurance, pension, workers’ compensation, social security, paid vacations, and numerous bank services. No employees are union participants or subject to a collective bargaining agreement.

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

There are eight financial institutions operating in Holmes County. As of June 30, 2007 (the most recent date for which information is available), the Bank had the largest market share with $219.1 million in total deposits as of such date, representing a market share of 41.5%. The institution with the second largest market share had deposits of $196.0 million as of such date, representing a market share of 37.1%. The Bank had total assets as of December 31, 2007, of $336.3 million compared to the other institution’s total assets of $350 million as of such date.

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

At December 31, 2007, the Company’s respective total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory requirements. See Note 17 in the audited consolidated financial statements included in the Annual Report and incorporated herein by reference in the report as Exhibit 13.

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

Reports to Security Holders

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy solicitation materials, as applicable, under Commission Regulation 14A. The public may read and copy any materials the Company files with the Commission at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov. The Company’s Internet website is http://www.killbuckbank.com.

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

Credit Risk

As a lender, the Bank is exposed to the risk that its borrowers may be unable to repay their loans and that any collateral securing the payment of their loans may not be sufficient to assure repayment in full. Credit losses are inherent in the lending business and could have a material adverse effect on the operating results of the Bank. Adverse changes in the economy or business conditions, either nationally or in the Bank’s market areas, could increase credit related losses and expenses and/or limit growth. Substantially all of the Bank’s loans are to businesses and individuals in its limited geographic area and any economic decline in this market could impact the Bank adversely. The Bank makes various assumptions and judgments about the collectability of its loan portfolio and provides an allowance for loan losses based on a number of factors. If these assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses, thereby having an adverse effect on operating results, and may cause the Bank to increase the allowance in the future by increasing the provision for loan losses. The Bank has adopted underwriting, credit monitoring procedures and credit policies that management believes are appropriate to control these risks; however, such policies, and procedures may not prevent unexpected losses that could have a material adverse affect on the Bank’s financial condition or results of operations.

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

Item 1B Unresolved Staff Comments

None

Item 2 Description of Property

Properties

The Company owns no real property but utilizes the main office of the Bank. The Company’s and the Bank’s executive offices are located at 165 North Main Street, Killbuck, Ohio. The Company pays no rent or other form of consideration for the use of this facility. All offices are owned by the Bank. The Bank has seven offices located in Holmes County (1), two in Knox County (2), and one in Tuscarawas County (3). A loan production facility in Millersburg, Ohio opened in July 2003, the Berlin Office relocated in November 2007, and an ATM remains at the old Berlin Branch location. The Bank’s total investment in office property and equipment was $11.3 million with a net book value $6.5 million at December 31, 2007. The offices are at the following locations.

Main Office: (1)	ATM Location Berlin (1)	Mt. Hope Branch (1)
165 North Main Street	4853 East Main Street	8115 State Rt. 241
Killbuck, Ohio 44637	Berlin Ohio 44610	Mt. Hope, Ohio 44660

Millersburg North Branch (1)	Millersburg South Branch (1)	Millersburg Loan Annex (1)
181 N. Washington Street	1642 S. Washington Street	164 N. Clay Street
Millersburg, Ohio 44654	Millersburg, Ohio 44654	Millersburg, Ohio 44654

German Village Branch (1)	Sugarcreek Branch (3)	Apple Valley Branch (2)
4900 Oak Street	1035 W. Main Street	21841 Plank Road
Berlin, Ohio 44610	Sugarcreek, Ohio 44681	Howard, Ohio 43028

Danville Branch (2)	Berlin Branch (1)
701 S. Market Street	4790 Township Road
Danville, Ohio 43014	Millersburg, Ohio 44654

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

PART II

Item 5 Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of December 31, 2007, the Company had 1,016 shareholders of record, as calculated by excluding individual participants in securities positions listings, who collectively held 629,582 of the 1,000,000 authorized shares of the Company’s no par value stock.

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

Quarter Ended		High	Low	Cash Dividends Paid
2007	March 31	$113.47	$111.17	N/A
	June 30	114.56	113.13	$1.35
	September 30	117.76	115.43	N/A
	December 31	119.14	116.49	$2.40

2006	March 31	$105.42	$102.50	N/A
	June 30	106.66	103.00	$1.20
	September 30	110.85	103.00	N/A
	December 31	111.76	109.10	$2.30

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

Included in the December 31, 2007 dividend of $2.40 per share was a special one-time dividend of $1.00 per share. This special dividend will not be repeated in the foreseeable future. Because of sustained profits in 2007 and a strong capital position, the Board of Directors declared this special one-time dividend to the shareholders.

For information on dividends per share, net income per share and ratio of dividends to net income per share see the Selected Financial Data of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2007, included in this report as Exhibit 13 and is incorporated herein by reference.

The ability of the Company to pay dividends will depend on the earnings of its subsidiary bank and its financial condition, as well as other factors such as market conditions, interest rates and regulatory requirements. Therefore, no assurances may be given as to the continuation of the Company’s ability to pay dividends or maintain its present level of earnings. For a discussion on subsidiary dividends see Note 16 to the audited Consolidated Financial Statements of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2007, included in this report as Exhibit 13 and is incorporated herein by reference.

The common stock of the Company is not subject to any redemption provisions or restrictions on alienability. The common stock is entitled to share pro rata in dividends and in distributions in the event of dissolution or liquidation. There are not any options, warrants, privileges nor other rights with respect to Company stock at the present time, nor are any such rights proposed to be issued.

Performance Graph – Five-Year Shareholder Return Comparison

The following chart compares the five-year cumulative return on $100 invested on December 31, 2002 in each of the following: (1) Common Stock of Killbuck Bancshares, Inc.; (2) the Dow Jones US Index; and (3) the Dow Jones US Banks Index.

	12/02	12/03	12/04	12/05	12/06	12/07
Killbuck Bancshares, Inc.	100.00	100.92	107.65	118.78	134.05	143.94
Dow Jones US	100.00	130.75	146.45	155.72	179.96	190.77
Dow Jones US Banks	100.00	132.94	152.03	155.32	182.84	136.79

Unregistered Sales of Equity Securities and Use of Proceeds

None

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2007	1,380	$117.76	N/A	N/A
November 1 – 30, 2007	60	$119.14	N/A	N/A
December 1 – 31, 2007	621	$116.49	N/A	N/A
Total (1)	2,061	$117.42	N/A	N/A

(1)	2,061 shares of common stock were purchased by Killbuck Bancshares in open-market transactions.

Item 6 Selected Financial Data

Selected Financial Data of the annual report to shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2007, included in this report as part of Exhibit 13, is incorporated herein by reference.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2007, included in this report as Exhibit 13, and is incorporated herein by reference. Additional statistical information noted below is provided pursuant to SEC’s Industry Guide 3, Statistical Disclosure by Bank Holding Companies.

Investment Portfolio

Book Value of Investments

Book values of investment securities at December 31 are as follows (in thousands):

	2007	2006	2005	2004	2003
Securities available for sale:
Obligations of U.S. Government Agencies and Corporations	$53,116	$34,753	$14,307	$9,754	$17,582
Mutual Funds	1,000	—	—	—	—

Total available for sale	54,116	34,753	14,307	9,754	17,582

Securities held to maturity:
Obligations of States and Political subdivisions	29,552	29,993	30,771	35,564	39,900
Corporate securities	—	—	—	451	729

Total held to maturity	29,552	29,993	30,771	36,015	40,629

Total	$83,668	$64,746	$45,078	$45,769	$58,211

MATURITY SCHEDULE OF INVESTMENTS

The following table presents the investment portfolio, the weighted average yield and maturities at December 31, 2007 (dollars in thousands):

	Within three months		After three months but Within one year		After one year but Within five years		After five but Within ten years		After 10 years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Available for Sale (1)
MBS	$—	0.00%	$—	0.00%	$740	4.53%	$506	4.36%	$282	5.31%	$1,528
Obligations of U.S. Government Agencies and Corporations	$1,002	4.76%	$3,005	4.72%	$34,468	5.22%	$13,113	5.07%	$—	0.00%	$51,588
Mutual Funds	$—	0.00%	$1,000	6.00%	$—	0.00%	$—	0.00%	$—	0.00%	$1,000

Total	$1,002	4.76%	$4,005	5.04%	$35,208	5.21%	$13,619	5.04%	$282	5.31%	$54,116

Held to Maturity
Obligations of States and Political subdivisions (2)	$—	0.00%	$2,469	4.37%	$15,190	4.41%	$11,692	4.07%	$201	3.95%	$29,552

Total	$—	0.00%	$2,469	4.37%	$15,190	4.41%	$11,692	4.07%	$201	3.95%	$29,552

(1)	The weighted average yield has been computed using the historical amortized cost for available for sale securities.
(2)	Weighted average yields on nontaxable obligations have been computed based on actual yield stated on the security.

Excluding holdings of U.S. Treasury and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded -10% of the Bank’s shareholder equity at December 31, 2007.

TYPES OF LOANS

The following table presents the composition of the loan portfolio and the percentage of loans by type as follows (dollars in thousands):

	December 31,
	2007		2006		2005		2004		2003
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real estate - residential	$72,858	36.6%	$77,025	39.6%	$90,976	43.5%	$97,811	45.0%	$88,649	44.0%
Real estate - farm	9,967	5.0	13,368	6.9	14,550	7.0	12,309	5.6	12,298	6.1
Real estate - commercial	59,817	30.0	50,147	25.8	47,312	22.7	47,226	21.8	42,090	20.8
Real estate - construction	7,778	3.9	10,917	5.6	9,447	4.5	11,000	5.1	10,978	5.4
Commercial and other	41,678	20.9	36,225	18.6	38,399	18.4	40,752	18.8	38,269	19.0
Consumer and credit card	7,201	3.6	6,941	3.5	8,217	3.9	8,075	3.7	9,413	4.7

	$199,299	100.0%	$194,623	100.0%	$208,901	100.0%	$217,173	100.0%	$201,697	100.0%

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

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATE

The following table presents maturity distribution and interest rate sensitivity of real estate – commercial, real estate – construction and commercial and other loans at December 31, 2007 (dollars in thousands):

	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total
Real estate – commercial	$24,077	$28,952	$6,788	$59,817
Real estate – construction	5,236	1,903	639	7,778
Commercial and other	28,156	12,264	1,258	41,678

	$57,469	$43,119	$8,685	$109,273

Fixed interest rates	$8,112	$16,145	$4,311	$28,568
Variable interest rates	49,357	26,974	4,374	80,705

	$57,469	$43,119	$8,685	$109,273

RISK ELEMENTS

Loans are subject to ongoing periodic monitoring by management and the board of directors. The Company ceases accruing interest on residential mortgages secured by real estate and consumer loans when principal or interest payments are delinquent 90 days or more. Commercial loans that are 90 days or more past due are reviewed by the Executive Vice President and the loan officer to determine whether they will be classified as nonperforming. These officers review various factors which include, but are not limited to, the timing of the maturity of the loan in relation to the ability to collect, whether the loan is deemed to be well secured, whether the loan is in the process of collection, and the favorable results of the analysis of customer financial data. A nonperforming loan will only be re-classified as a performing loan when stringent criteria have been met. At the time the accrual of interest is discontinued, future income is recognized only when cash is received or the loan has been returned to performing loan status. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower. At December 31, 2007, the non-accrual loans are comprised of seven loans. The four commercial loans total approximately $482,000 secured by equipment and real estate. Three residential loans of approximately $357,000 are secured by real estate. The following table presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, renegotiated loans, other real estate and repossessed assets at December 31, (dollars in thousands).

	December 31,
	2007	2006	2005	2004	2003
Loans on nonaccrual basis	$839	$471	$632	$1,095	$220
Loans past due 90 days or more	—	—	—	—	1
Renegotiated loans	—	—	—	—	—

Total nonperforming loans	839	471	632	1,095	221
Other real estate	—	80	700	—	—
Repossessed assets	—	—	—	—	—

Total nonperforming assets	$839	$551	$1,332	$1,095	$221

Nonperforming loans as a percent of total loans	.42%	.24%	.30%	.50%	.11%

Nonperforming loans as a percent of total assets	.25%	.15%	.21%	.37%	.08%

Nonperforming assets as a percent of total assets	.25%	.18%	.45%	.37%	.08%

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $35,000 and the amount of interest income that was recognized was $0 for the year ended December 31, 2007.

There are not any loans as of December 31, 2007, other than those disclosed above, where known information about the borrower caused management to have serious doubts about the borrower’s ability to comply with their contractual repayment obligations. There are no concentrations of loans to borrowers engaged in similar activities, which exceed 10% of total loans of which management is aware. Based upon the ongoing quarterly review and assessment of credit quality, management is not aware of any trends or uncertainties related to any accounts which might have a material adverse effect on future earnings, liquidity or capital resources.

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
Allowance for loan losses at beginning of year	$2,394	$2,313	$2,646	$2,702	$2,326
Provision charged to expense	127	215	377	225	390
Charge-offs:
Real estate - residential	6	212	4	17	6
Real estate - farm	—	—	—	—	—
Real estate - commercial	71	92	500	—	—
Real estate - construction	—	—	—	—	—
Commercial and other	16	181	228	311	16
Consumer and credit card	39	9	52	28	99

Total charge-offs	132	494	784	356	121

Recoveries:
Real estate - residential	57	32	—	1	—
Real estate - farm	—	—	—	—	—
Real estate - commercial	27	308	—	—	—
Real estate - construction	—	—	—	—	—
Commercial and other	16	—	25	13	19
Consumer and credit card	21	20	49	61	88

Total recoveries	121	360	74	75	107

Net charge-offs	11	134	710	281	14
Business acquisition	—	—	—	—	—

Allowance for loan losses at end of period	$2,510	$2,394	$2,313	$2,646	$2,702

Total loans outstanding	$199,298	$194,623	$208,901	$217,173	$201,697

Average loans outstanding	$202,692	$202,525	$215,486	$213,463	$187,554

Allowance for loan losses as a percent of total loans	1.26%	1.23%	1.11%	1.22%	1.34%

Net charge-offs as a percent of average loans	.01%	.07%	.33%	.13%	.01%

The Bank reviews the adequacy of its allowance for loan losses on a quarterly basis. In determining the adequacy of its allowance account the Bank makes general allocations based upon loan categories, nonaccrual, past due and classified loans. After general allocations, the Bank makes specific allocations for individual credits. The Bank has determined that the reserve is adequate as of December 31, 2007, based upon its analysis and experience. However, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses.

The following table presents management’s estimate of the allocation of the allowance for loan losses among the loan categories, although the entire allowance balance is available to absorb any actual charge-offs that may occur, along with the percentage of loans in each category to total loans for the years ended December 31 (dollars in thousands):

	2007		2006		2005		2004		2003
	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans
Real estate – residential	$621	36.6%	$540	39.6%	$323	43.5%	$478	45.0%	$432	44.0%
Real estate – farm	21	5.0	60	6.9	—	7.0	58	5.7	124	6.1
Real estate – commercial	566	30.0	451	25.8	257	22.7	755	21.7	704	20.8
Real estate – construction	—	3.9	—	5.6	—	4.5	—	5.1	—	5.4
Commercial and other loans	1,191	20.9	1,181	18.6	1,598	18.4	1,034	18.8	1,038	19.0
Consumer and credit loans	111	3.6	162	3.5	135	3.9	321	3.7	404	4.7

	$2,510	100.0%	$2,394	100.0%	$2,313	100.0%	$2,646	100.00%	$2,702	100.0%

CONTRACTUAL OBLIGATIONS

The following table presents, as of December 31, 2007, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the financial statements for December 31, 2007, attached hereto as Exhibit 13 to this Form 10K.

(In thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Borrowed funds	9,10	6,468	1,173	399	242	8,282
Certificates of Deposit	8	125,034	23,960	4,010	3	153,007
Operating Leases	13	19	39	40	254	352
Deposits without a stated maturity		132,444	—	—	—	132,444

The Company entered into an operating lease to lease 1,600 square feet with a drive-thru facility within the German Village Store in Berlin, Ohio, which began in April 2004 and expires in the year 2024 with an additional ten-year option. The German Village grocery store closed in the fourth quarter of 2006. The branch and the other lessees remained open. A grocery store was opened in 2007 along with other new vendors.

COMMITMENTS

The following table details the amounts and expected maturities of significant commitments as of December 31, 2007. Further discussion of these commitments is included in Note 15 to the financial statements as of December 31, 2007, attached hereto as Exhibit 13 to this Form 10K.

(In thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Commitments to extend credit
Commercial	23,325	413	—	—	23,738
Residential real estate	1,823	158	500	—	2,481
Revolving home equity	—	—	—	12,915	12,915
and credit card lines	2,936	—	—	—	2,936
Standby letters of credit	785	—	—	—	785

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

In an effort to reduce interest rate risk and protect itself from the negative effects or rapid or prolonged changes in interest rates, the Bank has instituted certain asset and liability management measures, including underwriting long-term fixed rate loans that are saleable in the secondary market, offering longer term deposit products and diversifying the loan portfolio into shorter term consumer and commercial business loans. In addition, since the mid-1980’s, the Bank has originated variable rate loans and as of December 31, 2007, they comprised approximately 72.9% of the total loan portfolio.

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

Interest rate sensitivity is measured as the difference between the volume of assets and liabilities that are subject to repricing in a future period. These differences are known as interest sensitivity gaps. The Bank utilizes gap management as the primary means of measuring interest rate risk. Gap analysis identifies and quantifies the Bank’s exposure or vulnerability to changes in interest rates in relationship to the Bank’s interest rate sensitivity position. A rate sensitive asset or liability is one, which is capable of being repriced (i.e., the interest rate can be adjusted or principal can be reinvested) within a specified period of time. Subtracting total rate sensitive liabilities (RSL) from total rate sensitive assets (RSA) within specified time horizons nets the Bank’s gap positions. These gaps reflect the Bank’s exposure to changes in market interest rates, as discussed below.

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

The Bank conducts the rate sensitivity analysis using a simulation model, which also monitors earnings at risk by projecting earnings of the Bank based upon an economic forecast of the most likely interest rate movement. The model also calculates earnings of the Bank based upon what are estimated to be the largest foreseeable rate increase and the largest foreseeable rate decrease. Such analysis translates interest rate movements and the Bank’s rate sensitivity position into dollar amounts by which earnings may fluctuate as a result of rate changes. A 2% immediate increase in interest rates would increase earnings by 7.0% and a 2% immediate decrease in interest rates would decrease earnings by 6.9%.

The data included in the table that follows indicates that the Bank is asset sensitive within one year. Generally, an asset sensitive gap could negatively affect net interest income in an environment of decreasing interest rates as a greater amount of interest bearing assets could be repricing at lower rates. During times of rising interest rates, an asset sensitive gap could positively affect net interest income, as rates would be increased on a larger volume of assets as compared to deposits. As a result, interest income would increase more rapidly than interest expense. A liability sensitive gap indicates that declining interest rates could positively affect net interest income, as expense of liabilities would decrease more rapidly than interest income would decline. Conversely, rising rates could negatively affect net interest income, as income from assets would increase less rapidly than deposit costs. Although rate sensitivity analysis enables the Bank to minimize interest rate risk, the magnitude of rate increases or decreases on assets versus liabilities may not correlate directly. As a result, fluctuations in interest spreads can occur even when repricing capabilities are perfectly matched.

It is the policy of the Bank to generally maintain a gap ratio within a range that is minus 10 percent to plus 20 percent of total assets for the time horizon of one year. When Management believes that interest rates will increase it can take actions to increase the RSA/RSL ratios. When Management believes interest rates will decline, it can take actions to decrease the RSA/RSL ratio.

Changes in market interest rates can also affect the Bank’s liquidity position through the impact rate changes may have on the market value of the Bank’s investment portfolio. Rapid increases in market rates can negatively impact the market values of investment securities. As securities values decline, it becomes more difficult to sell investments to meet liquidity demands without incurring a loss. The Bank can address this by increasing liquid funds, which may be utilized to meet unexpected liquidity needs when a decline occurs in the value of securities.

The following table presents the Bank’s interest rate sensitivity gap position as of December 31, 2007 (dollars in thousands):

INTEREST RATE SENSITIVITY GAPS

(IN THOUSANDS)

	2008	2009	2010	2011	2012	Thereafter	Total
Interest-earnings assets:
Loans:
Fixed	$17,855	$8,665	$5,618	$4,573	$3,486	$13,806	$54,003
Variable	104,986	11,023	10,464	9,295	5,876	3,652	145,296
Securities:
Fixed	7,476	8,402	11,829	14,512	15,655	25,794	83,668
Other interest-earning assets	29,548	—	—	—	—	—	29,548

Total interest-earning assets	159,865	28,090	27,911	28,380	25,017	43,252	312,515

Interest-bearing liabilities:
Demand and savings deposits	25,432	25,432	25,432	25,430	—	—	101,726
Time deposits:
Fixed	125,034	20,569	2,192	2,533	2,676	3	153,007
Short-term borrowings	5,745	—	—	—	—	—	5,745
FHLB advances	723	642	530	224	175	243	2,537

Total interest-bearing liabilities	156,934	46,643	28,154	28,187	2,851	246	263,015

Interest rate sensitivity gap	2,931	(18,553)	(243)	193	22,166	43,006

Cumulative rate sensitivity gap	$2,931	$(15,622)	$(15,865)	$(15,672)	$6,494	$49,500

Cumulative interest rate sensitivity gap as a percent of interest earning assets	0.94%	-5.00%	-5.08%	-5.01%	2.08%	15.84%

Item 8 Financial Statements and Supplementary Data

The report of independent auditors and consolidated financial statements included in the Annual Report to shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2007, included in this report as Exhibit 13, are incorporated herein by reference.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for the preparation and fair presentation of the financial statements included in this annual report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that pertain to the Company’s ability to record, process, summarize and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that the Company’s internal control over financial reporting is effective, management is required to evaluate, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and did so most recently for its financial reporting as of December 31, 2007. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2007. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Company’s accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent auditor and approves decisions regarding the appointment or removal of the Company’s Internal Auditor. It meets periodically with management, the independent auditors and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the

Company’s financial reports. The independent auditors and the internal auditor have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matter which they believe should be brought to the attention of the Audit Committee.

PART III

Item 10 Directors and Executive Officers of Registrant

The following table lists the Executive Officers of the Company and its subsidiary, Killbuck Savings Bank Company, and certain other information with respect to each individual, as of December 31, 2007. The information required by this item with respect to Directors and other executive officers of the Company and its subsidiary, Killbuck Savings Bank Company, is incorporated herein by reference to the information under the heading “Election of Directors and Information with Respect to Directors and Officers” in the Proxy Statement of the Company. The information required regarding disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the information under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement of the Company.

Name	Age	All Positions with Company and Bank
Luther E. Proper	58	President and CEO of the Company and the Bank since 1991. Vice-chairman of the Board of Directors of both the Company and the Bank since 2001.

Craig A. Lawhead	50	Vice president and treasurer of Company since 1992; Executive vice president of bank since 1991.

Diane S. Knowles	45	Vice president and secretary of Company since July, 2000; Senior vice president and Chief Financial Officer of Bank since June, 2000.

The Company has adopted a code of ethics that applies to its principal executive, financial and accounting officers. A copy of the code of ethics is posted on the Company’s web site at http://www.killbuckbank.com. In the event we make any amendment to, or grant any waiver of, a provision of the code of ethics that applies to the principal executive, financial or accounting officer, or any person performing similar functions, that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver, the nature of and reasons for it, along with the name of the person to whom it was granted and the date, on our internet website.

Item 11 Executive Compensation

Information required by this item is incorporated herein by reference to the information under the heading “Executive Compensation and Other Information” in the Proxy Statement of the Company.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Item 13 Certain Relationships and Related Transactions

Information required by this item is incorporated herein by reference to the information under the heading “Certain Relationships and Related Transactions” in the Proxy Statement of the Company and in Note 4 of the Notes to Consolidated Financial statements included in the Annual Report to Shareholders for the year ended December 31, 2007, included in this report as Exhibit 13, and incorporated herein by reference.

Item 14 Principal Accountant Fees and Services

Information required by this item is incorporated here in by reference to the information under the heading “Audit Committee Report” in the Proxy Statement of the Company.

PART IV

Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements and Schedules

The following consolidated financial statements of Killbuck Bancshares, Inc. and subsidiary, included in the Annual Report to Shareholders for the year ended December 31, 2007, are incorporated by reference in item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet at December 31, 2007 and 2006

Consolidated Statement of Income for the Years ended December 31, 2007, 2006 and 2005

Consolidated Statement of Changes in Shareholders’ Equity for the Years ended December 31, 2007, 2006 and 2005

Consolidated Statement of Cash Flows for the Years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Schedules are omitted because they are inapplicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Exhibits

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit Number	Description
3(i)	Certificate and Articles of Incorporation of Killbuck Bancshares, Inc.*

3(ii)	Code of regulations of Killbuck Bancshares, Inc.*

10.1	Employment Agreement dated April 23, 2007 between Killbuck Savings Bank Company and Luther E. Proper. **

10.2	Employment Agreement dated April 23, 2007 between Killbuck Savings Bank Company and Craig A. Lawhead. **

10.3	Employment Agreement dated April 23, 2007 between Killbuck Savings Bank Company and Diane S. Knowles. **

12	Statement regarding computation of ratios.

13	Portions of the 2008 Annual Report to Shareholders

21	Subsidiary of the Holding Company.*

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

*	Incorporated by reference to an identically numbered exhibit to the Form 10 (File No. 000-24147) filed with the SEC on April 30, 1998 and subsequently amended on July 8, 1998 and July 31, 1998.
**	Incorporated by reference to an identically numbered exhibit to the Form 8-K filed with the SEC on April 27, 2007.

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

Signatures	Description	Date

/s/ Luther E. Proper	President, Chief Executive Officer and Director	March 26, 2008
Luther E. Proper

/s/ John W. Baker	Director	March 26, 2008
John W. Baker

/s/ Ted Bratton	Director	March 26, 2008
Ted Bratton

/s/ Gail E. Patterson	Director	March 26, 2008
Gail E. Patterson

/s/ Allan R. Mast	Director	March 26, 2008
Allan R. Mast

/s/ Max A. Miller	Director	March 26, 2008
Max A. Miller

/s/ Dean J. Mullet	Director	March 26, 2008
Dean J. Mullet

/s/ Kenneth E. Taylor	Director	March 26, 2008
Kenneth E. Taylor

/s/ Michael S. Yoder	Director	March 26, 2008
Michael S. Yoder

/s/ Diane S. Knowles	Chief Financial and Chief Accounting Officer	March 26, 2008
Diane S. Knowles