Form 10-Q
period 2008-03-31
KILLBUCK BANCSHARES INC
filed 2008-05-12
CIK 1060455

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

Class: Common Stock, no par value

Outstanding at May 5, 2008: 627,217

KILLBUCK BANCSHARES, INC.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$10,641,548	$11,794,750
Federal funds sold	25,691,000	29,378,000

Total cash and cash equivalents	36,332,548	41,172,750

Investment securities:
Securities available for sale	54,639,450	54,115,975
Securities held to maturity (fair value of $31,677,204 and $30,247,416)	30,481,448	29,552,217

Total investment securities	85,120,898	83,668,192

Loans (net of allowance for loan losses of $2,501,458 and $2,510,011	201,136,004	196,519,881
Loans held for sale	325,000	170,000
Premises and equipment, net	6,550,911	6,537,553
Accrued interest receivable	2,015,690	1,589,899
Goodwill, net	1,329,249	1,329,249
Other assets	7,573,474	5,349,524

Total assets	$340,383,774	$336,337,048

LIABILITIES
Deposits:
Noninterest bearing demand	$47,351,994	$51,195,017
Interest bearing demand	25,645,652	27,475,379
Money market	21,349,988	16,306,095
Savings	38,453,545	37,467,917
Time	156,051,217	153,006,933

Total deposits	288,852,396	285,451,341
Short-term borrowings	5,280,000	5,745,000
Federal Home Loan Bank advances	2,357,260	2,536,851
Accrued interest and other liabilities	1,647,850	1,486,215

Total liabilities	298,137,506	295,219,407

SHAREHOLDERS’ EQUITY
Common stock – No par value: 1,000,000 shares authorized, 718,431 issued	8,846,670	8,846,670
Retained earnings	40,836,110	39,848,570
Accumulated other comprehensive income	876,160	498,651
Treasury stock, at cost (90,854 and 88,849 shares)	(8,312,672)	(8,076,250)

Total shareholders’ equity	42,246,268	41,117,641

Total liabilities and shareholders’ equity	$340,383,774	$336,337,048

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
INTEREST INCOME
Interest and fees on loans	$3,842,642	$4,165,457
Federal funds sold	197,013	291,276
Investment securities:
Taxable	696,805	508,377
Exempt from federal income tax	344,624	334,993

Total interest income	5,081,084	5,300,103

INTEREST EXPENSE
Deposits	1,881,351	1,789,032
Federal Home Loan Bank advances	34,834	44,530
Short term borrowing	8,300	38,469

Total interest expense	1,924,485	1,872,031

NET INTEREST INCOME	3,156,599	3,428,072
Provision for loan losses	—	5,220

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,156,599	3,422,852

NON INTEREST INCOME
Service charges on deposit accounts	85,291	79,571
NSF & OD fees, net	209,978	184,083
Gain on sale of loans, net	16,203	1,964
Other income	88,496	64,768

Total non interest income	399,968	330,386

NON INTEREST EXPENSE
Salaries and employee benefits	1,373,598	1,320,480
Occupancy expense	278,860	247,531
Professional fees	86,250	68,921
Franchise tax	123,050	117,050
Postage, Express, & Freight	46,146	49,259
Other expenses	345,339	359,803

Total non interest expense	2,253,243	2,163,044

INCOME BEFORE INCOME TAXES	1,303,324	1,590,194
Income taxes	315,784	422,359

NET INCOME	$987,540	$1,167,835

Earning per common share	$1.57	$1.83

Weighted Average shares outstanding	629,418	638,244

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2008

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income

Balance, December 31, 2007	$8,846,670	$39,848,570	$498,651	$(8,076,250)	$41,117,641
Net income		987,540			987,540	$987,540
Purchase of Treasury stock, at cost (2,005 shares)				(236,422)	(236,422)
Other comprehensive income:
Net unrealized gain on securities, net of tax $194,474			377,509		377,509	377,509

Comprehensive income						$1,365,049

Balance, March 31, 2008	$8,846,670	$40,836,110	$876,160	$(8,312,672)	$42,246,268

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$987,540	$1,167,835
Adjustments to reconcile net income to net cash provided by
Operating activities:
Provision for loan losses	—	5,220
Gain on sale of loans	(16,203)	(1,964)
Provision for depreciation and amortization	135,658	109,509
Origination of loans held for sale	(1,940,500)	(561,000)
Proceeds from the sale of loans	1,801,703	735,464
Federal Home Loan Bank stock dividend	—	(19,700)
Net change in:
Accrued interest and other assets	(745,392)	(899,937)
Accrued expenses and other liabilities	62,812	197,690

Net cash provided by operating activities	285,618	733,117

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	6,040,684	4,051,624
Purchases	(5,996,250)	(5,980,700)
Investment securities held to maturity:
Proceeds from maturities and repayments	—	139,315
Purchases	(940,032)	(1,725,264)
Net (increase) decrease in loans	(4,616,123)	(12,090,041)
Purchase of premises and equipment	(134,141)	(186,383)
Purchase of BOLI	(2,000,000)	—

Net cash used in investing activities	(7,645,862)	(15,791,449)

FINANCING ACTIVITIES
Net increase (decrease) in demand, money market and savings deposits	356,771	81,458
Net increase in time deposits	3,044,284	6,382,277
Net (decrease) increase in short term borrowings	(465,000)	(545,281)
Repayment of Federal Home Loan Bank advances	(179,591)	(189,893)
Purchase of Treasury stock	(236,422)	(168,586)

Net cash provided by financing activities	2,520,042	5,559,975

Net decrease in cash and cash equivalents	(4,840,202)	(9,498,357)
Cash and cash equivalents at beginning of period	41,172,750	42,705,362

Cash and cash equivalents at end of period	$36,332,548	$33,207,005

Supplemental Disclosures of Cash Flows Information
Cash Paid During the Period For:
Interest on deposits and borrowings	$1,986,131	$1,849,956

Income taxes	$—	$—

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

These statements should be read in conjunction with the consolidated statements of and for the year ended December 31, 2007 and related notes which are included on the Form 10-K (file no. 000-24147)

NOTE 2 – EARNINGS PER SHARE

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

NOTE 3 – COMPREHENSIVE INCOME

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is comprised of the following:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Net income	$987,540	$1,167,835
Other comprehensive income:
Net unrealized gain (loss) on securities	571,983	47,592
Tax effect	(194,474)	(16,181)

Total comprehensive income	$1,365,049	$1,199,246

NOTE 4 –FAIR VALUE MEASUREMENTS (SFAS No. 157)

Effective January 1, 2008, the Company adopted SFAS No. 157, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. SFAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by SFAS No. 157 hierarchy are as follows:

Level I:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II:	Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III:	Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of March 31, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2008
	Level I	Level II	Level III	Total
	(In thousands)
Assets:
Securities available for sale	$—	$54,639,450	$—	$54,639,450
Loans held for sale	325,000	—	—	325,000

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157. Also in February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of the Statement were effective as of the end of the fiscal year ending after December 15, 2006, for public companies. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The adoption of this EITF did not have a material effect on the Company’s results of operations or financial position.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of this EITF did not have a material effect on the Company’s results of operations or financial position.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 (“EITF 06-11”), Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under FAS No. 123R, Share-Based Payment, and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of this EITF did not have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encourage. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

Critical Accounting Policies

The Company’s accounting policies are integral to understanding the results reported. The accounting policies are described in detail in Note 1 of the consolidated financial statements filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2007. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses - Arriving at an appropriate level of allowance for loan losses involve a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio.

Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, refer to Note 1 of the consolidated financial statements filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2007.

Goodwill and Other Intangible Assets - As discussed in Note 7 of the consolidated financial statements, filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2007; the Company must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

Deferred Tax Assets - We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. Our deferred tax assets are described further in Note 14 of the consolidated financial statements filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2007.

Financial Condition

Total assets at March 31, 2008 were $340,384,000 compared to $336,337,000 at December 31, 2007.

Cash and cash equivalents decreased by $4,840,000 or 11.8% from December 31, 2007, to March 31, 2008, with federal funds sold decreasing $3,687,000. The federal funds were used to partially fund the increase in loans.

Investment securities available for sale increased by $523,000 or 1.0% from December 31, 2007 to March 31, 2008, due to a continued effort to rebuild the securities portfolio. Investments held to maturity increased $929,000 or 3.1% due to the same effort to rebuild the securities portfolio.

Net loans increased by $4,616,000 or 2.3% from December 31, 2007, to March 31, 2008. A decrease of $113,000 occurred in the real estate loan category, which is attributable primarily to decreases in residential real estate of $1,959,000 with additional decreases in farm lending activity of $319,000. These decreases were partially offset by an increase in commercial real estate loan activity of $1,664,000 and construction lending of $501,000. Commercial and other loan balances increased by $4,945,000 due to seasonal changes and inventory growth while consumer loan balances continued to decrease by $216,000.

Total deposits at March 31, 2008 were $288,852,000 compared to $285,451,000 at December 31, 2007. Time deposits increased $3,044,000, demand accounts decreased $5,672,000, and money market and savings accounts increased $6,029,000. Management believes demand account decreases are attributable to normal fluctuations due to customer usage; business accounts using demand account funds to build up seasonal inventories; the fact that demand deposit accounts at December 31, 2007 included additional funds due to the holiday period; and the disintermediation into other financial markets.

Short-term borrowings decreased $465,000 and Federal Home Loan Bank advances decreased $180,000 due to scheduled repayments at March 31, 2008 from December 31, 2007.

Shareholders’ Equity increased by $1,129,000 or 2.7%, which was mainly due to earnings of $988,000 for the first three months of 2008 enhanced by a $377,000 unrealized gain on securities included in other comprehensive income and decreased by the purchase of Treasury stock for $236,000. Treasury stock purchases are monitored against the Company’s Strategic Plan and the goals set forth in the plan. The Treasury stock purchases have not exceeded the Strategic Plan’s guidelines for the first three months of 2008. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance with the regulatory guidelines. At March 31, 2008, the total capital ratio was 18.86%; the Tier I capital ratio was 17.76%, and the leverage ratio was 12.05%, compared to regulatory capital requirements of 8.00%, 4.00% and 4.00% respectively. These ratios are well in excess of regulatory capital requirements.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2008 and 2007

Net income for the three-month period ended March 31, 2008, was $988,000 a decrease of $180,000 or 15.4% from the $1,168,000 reported at March 31, 2007.

Total interest income of approximately $5,081,000 for the three-month period ended March 31, 2008, compares to $5,300,000 for the same period in 2007, a decrease of $219,000 or 4.1%. The decrease in total interest income is mainly attributable to the interest and fees on loans decreasing $322,000 or 7.7% for the three-month period ended March 31, 2008 compared to the same period for 2007. The decrease in interest and fees on loans is due to a decrease in the interest rates on the loan portfolio. The yield was 7.68% compared to 8.33% for this three-month period of 2008 and 2007 respectively. Average loan balances were $200,231,000 for 2008 compared to $200,125,000 for 2007. See “Average Balance Sheet” for the three-month periods ended March 31, 2008 and 2007. The increase in interest on taxable investment securities including equities partially offset the decrease on the loans. The increase in interest on taxable investment securities of $184,000 was due to the increase in volume. The average balances outstanding of $53,997,000 for 2008 compared to $38,019,000 for 2007 and the yield was 4.99% compared to 5.14% for this three-month period of 2008 and 2007 respectively.

Total interest expense of $1,924,000 for the three-month period ending March 31, 2008, represents an increase of $52,000 from the $1,872,000 reported for the same three-month period in 2007. The increase in interest expense on deposits is due mainly to an increase in the volume of the time deposits. Average time deposits were $153,836,000 for this three-month period of 2008 compared to $136,114,000 for the same three months of 2007. The cost of time deposits was 4.35% compared to 4.52% for this three-month period of 2008 and 2007 respectively. The cost of interest bearing deposits was 3.17% compared to 3.25% for this three-month period of 2008 and 2007 respectively. See “Average Balance Sheet” for the three-month periods ended March 30, 2008 and 2007.

Net interest income of $3,157,000 for the three months ended March 31, 2008, compares to $3,428,000 for the same three-month period in 2007, a decrease of $271,000 or 7.9%. The net interest margin is expected to experience compression in 2008.

Total non-interest income for the three-month period ended March 31, 2008 increased approximately $70,000 or 21.2% to $400,000 from $330,000 for the same three-month period in 2007. Net NSF and overdraft fees increased approximately $26,000 or 14.1% on the overdraft program, which began in the fourth quarter of 2006. Gains on sale of loans increased $14,000 due to increased activity in fixed rate residential lending. Other income increased approximately $23,000. Approximately $14,000 of the increase is attributable to an additional $2 million purchase of Bank Owned Life Insurance (BOLI) purchased on certain bank officers. The remaining increase is due to fees from the alternative investment program in 2008 compared to the same three-month period ended March 31, 2007.

Total non-interest expense of $2,253,000 for the three months ended March 31, 2008, compares to $2,163,000 for the same three-month period in 2007. This represents an increase of $90,000 or 4.2%. Approximately $54,000 of the increase was attributable to normal recurring employee cost increases for annual salary increases, staff additions and employee benefits. Approximately $9,000 of the increase was attributable to snow related expenses associated with more severe winter weather conditions. The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

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

Cash and amounts due from depository institutions and federal funds sold totaled $36,333,000 at March 31, 2008. These assets provide the primary source of liquidity for the Company. In addition, management has designated a portion of the investment portfolio, $54,639,000 as available for sale and has an available unused line of credit of $39,621,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at March 31, 2008. As of March 31, 2008, the Company had commitments to fund loans of approximately $1,509,000 and unused lines of credit totaling $39,164,000.

Cash was provided during the three month period ended March 31, 2008, mainly from the maturities and repayments of investment securities of $6.0 million, operating activities of $.3 million, and a net increase in deposits of $3.4 million. Cash was used during the three month period ended March 31, 2008, mainly to fund a net increase in loans of $4.6 million, for the purchase of investment securities of $7.0 million, and for the purchase of BOLI of $2 million. $.1 million was also used in the purchase of premises and equipment. In addition, $.2 million was used to reduce Federal Home Loan Bank advances during the first three months of 2008, short-term borrowings decreased $.5 million, and $.2 million was used to purchase Treasury Stock. Cash and cash equivalents totaled $36.3 million at March 31, 2008, a decrease of $4.9 million from $41.2 million at December 31, 2007.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at March 31, 2008, and December 31, 2007. The Company ceased accruing interest on residential mortgages secured by real estate and consumer loans when principal or interest payments are delinquent 90 days or more. Commercial loans, that are 90 days or more past due, are reviewed by the Executive Vice President and the loan officer to determine whether they will be classified as nonperforming. These officers review various factors, which include, but are not limited to, the timing of the maturity of the loan in relation to the ability to collect, whether the loan is deemed to be well secured, whether the loan is in the process of collection, and the favorable results of the analysis of customer financial data. A nonperforming loan will only be re-classified as a performing loan when stringent criteria have been met. At the time the accrual of interest is discontinued, future income is recognized only when cash is received or the loan has been returned to performing loan status. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

	March 31, 2008	December 31, 2007
	(dollars in thousands)
Loans on nonaccrual basis	$149	$839
Loans past due 90 days or more	144	—
Renegotiated loans	—	—

Total nonperforming loans	293	839
Other real estate	—	—
Repossessed assets	—	—

Total nonperforming assets	$293	$839

Nonperforming loans as a percent of total loans	0.14%	0.42%

Nonperforming loans as a percent of total assets	0.09%	0.25%

Nonperforming assets as a percent of total assets	0.09%	0.25%

Management monitors impaired loans on a continual basis. As of March 2008, impaired loans had no material effect on the Company’s financial position or results from operations.

The allowance for loan losses at March 31, 2008, totaled $2,501,000 or 1.23% of total loans as compared to $2,510,000 or 1.26% at December 31, 2007. Provisions for loan losses were $0 for the three months ended March 31, 2008 and $5,000 for the three months ended March 31, 2007.

The level of funding for the provision is a reflection of the overall loan portfolio. Nonperforming loans consist of approximately $81,000 in commercial real estate, $164,000 in one to four family residential mortgages, $46,000 in commercial and other loans, and $2,000 in consumer loans. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion.

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

	March 31, 2008			March 31, 2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(2)(3)	$200,231,008	$3,842,642	7.68%	$200,124,648	$4,165,457	8.33%
Securities-taxable (4)	53,997,140	673,422	4.99	38,018,794	488,632	5.14
Securities-nontaxable	29,806,864	344,624	4.62	30,462,561	334,993	4.40
Securities-equity (4)(5)	1,680,910	23,383	5.56	1,680,063	19,745	4.70
Federal funds sold	24,449,445	197,013	3.22	21,609,632	291,276	5.39

Total interest earnings assets	310,165,367	5,081,084	6.55	291,895,698	5,300,103	7.26

Noninterest earning assets
Cash and due from other institutions	$11,004,192			$10,134,693
Premises and equipment, net	6,549,278			5,698,017
Accrued interest	1,376,733			1,342,351
Other assets	7,161,635			5,768,370
Less allowance for loan losses	(2,504,000)			(2,401,604)

Total noninterest earnings assets	23,587,838			20,541,827

Total Assets	$333,753,205			$312,437,525

Liabilities and Shareholders Equity
Interest bearing liabilities:
Interest bearing demand	$26,095,256	$30,836	0.47%	$28,283,918	$40,645	0.57%
Money market accounts	19,050,357	94,717	1.99	18,087,816	117,674	2.60
Savings deposits	37,991,536	83,029	0.87	37,482,879	94,184	1.01
Time deposits	153,836,201	1,672,769	4.35	136,114,490	1,536,529	4.52
Short term borrowings	5,376,376	8,300	0.62	5,098,876	38,469	3.02
Federal Home Loan Advances	2,418,358	34,834	5.76	3,115,996	44,530	5.72

Total interest bearing liabilities	244,768,084	1,924,485	3.14	_228,183,975	1,872,031	3.28

Noninterest bearing liabilities:
Demand deposits	46,577,118			43,190,330
Accrued expenses and other liabilities	2,147,708			1,913,246

Total noninterest bearing liabilities	48,724,826			45,103,576

Shareholder’s equity	40,260,295			39,149,974

Total Liabilities and Equity	$333,753,205			$312,437,525

Net interest income		$3,156,599			$3,428,072

Interest rate spread (6)			3.41%			3.98%

Net yield on interest earning assets (7)			4.07%			4.70%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $85,367 and $84,481 in 2008 and 2007, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Three-Month Period Ended March
	2008 Compared to 2007
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$9	$(331)	$(322)
Securities-taxable	822	(638)	184
Securities-nontaxable	(29)	39	10
Securities-equities	0	3	3
Federal funds sold	153	(247)	(94)

Total interest earning
Assets	955	(1,174)	(219)

Interest expense
Interest bearing demand	(12)	2	(10)
Money market accounts	25	(49)	(24)
Savings deposits	5	(16)	(11)
Time deposits	802	(665)	137
Short-term borrowing	8	(38)	(30)
Federal Home Loan Bank
Advances	(40)	30	(10)

Total interest bearing
Liabilities	788	(736)	52

Net change in net interest income	$167	$(438)	$(271)

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable to Smaller Reporting Companies.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 1A – Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2 – Unregistered sales of equity securities and use of proceeds

The Company did not engage in any unregistered sales of its securities during the quarter ended March 31, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2008	1,300	$117.56	N/A	N/A
February 1 – 29, 2008	100	$117.56	N/A	N/A
March 1 – 31, 2008	605	$118.74	N/A	N/A
Total (1)	2,005	$117.92	N/A	N/A

(1)	2,005 shares of common stock were purchased by Killbuck Bancshares in an open-market transaction.

Item 3 – Default upon senior securities

None

Item 4 – Submissions of matters to a vote of security holders

None

Item 5 – Other Information

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

Killbuck Bancshares, Inc.

Date: May 7, 2008	By:	/s/ Luther E. Proper
Luther E. Proper
President and Chief Executive Officer

Date: May 7, 2008	By:	/s/ Diane Knowles
Diane Knowles
Chief Financial Officer