Form 10-Q
period 2008-06-30
KILLBUCK BANCSHARES INC
filed 2008-08-11
CIK 1060455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2008

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

Class: Common Stock, no par value

Outstanding at July 31, 2008: 626,841

KILLBUCK BANCSHARES, INC.

Killbuck Bancshares, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2008	December 31, 2007
ASSETS

Cash and cash equivalents:
Cash and amounts due from depository institutions	$10,920,127	$11,794,750
Federal funds sold	28,080,000	29,378,000

Total cash and cash equivalents	39,000,127	41,172,750

Investment securities:
Securities available for sale	53,532,659	54,115,975
Securities held to maturity (fair value of $31,550,721 and $30,247,416)	31,133,967	29,552,217

Total investment securities	84,666,626	83,668,192

Loans (net of allowance for loan losses of $2,486,212 and $2,510,011)	198,233,597	196,519,881

Loans held for sale	—	170,000
Premises and equipment, net	6,510,487	6,537,553
Accrued interest receivable	1,442,862	1,589,899
Goodwill, net	1,329,249	1,329,249
Other assets	7,665,305	5,349,524

Total assets	$338,848,253	$336,337,048

LIABILITIES

Deposits:
Noninterest bearing demand	$50,171,932	$51,195,017
Interest bearing demand	27,101,463	27,475,379
Money market	20,356,698	16,306,095
Savings	38,569,619	37,467,917
Time	151,918,756	153,006,933

Total deposits	288,118,468	285,451,341
Short-term borrowings	5,510,000	5,745,000
Federal Home Loan Bank advances	2,179,092	2,536,851
Accrued interest and other liabilities	1,063,338	1,486,215

Total liabilities	296,870,898	295,219,407

SHAREHOLDERS’ EQUITY

Common stock – No par value: 1,000,000 shares authorized, 718,431 issued	8,846,670	8,846,670
Retained earnings	41,252,028	39,848,570
Accumulated other comprehensive loss	232,527	498,651
Treasury stock, at cost (91,214 and 88,849 shares)	(8,353,870)	(8,076,250)

Total shareholders’ equity	41,977,355	41,117,641

Total liabilities and shareholders’ equity	$338,848,253	$336,337,048

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Six Months Ended June 30,
	2008	2007
INTEREST INCOME
Interest and fees on loans	$7,415,755	$8,504,788
Federal funds sold	332,011	579,819
Investment securities:
Taxable	1,413,447	1,010,808
Exempt from federal income tax	653,740	687,614

Total interest income	9,814,953	10,783,029

INTEREST EXPENSE
Deposits	3,539,243	3,722,540
Short term borrowings	11,290	74,969
Federal Home Loan Bank advances	67,414	86,670

Total interest expense	3,617,947	3,884,179

NET INTEREST INCOME	6,197,006	6,898,850

Provision for loan losses	—	67,119

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,197,006	6,831,731

NON INTEREST INCOME
Service charges on deposit accounts	180,494	166,952
NSF & OD fees, net	424,778	383,163
Gain on sale of loans, net	23,837	4,370
BOLI	340,513	69,997
Other income	78,383	74,979

Total non interest income	1,048,005	699,461

NON INTEREST EXPENSE
Salaries and employee benefits	2,509,789	2,407,870
Occupancy and equipment expense	543,238	488,333
Professional fees	183,260	141,939
Franchise tax	248,540	222,170
Other expenses	805,642	808,238

Total non interest expense	4,290,469	4,068,550

INCOME BEFORE INCOME TAXES	2,954,542	3,462,642
Income taxes	641,620	982,066

NET INCOME	$2,312,922	$2,480,576

Earning per common share	$3.68	$3.89

Dividend per share	$1.45	$1.35

Weighted Average shares outstanding	628,832	637,350

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended June 30,
	2008	2007
INTEREST INCOME
Interest and fees on loans	$3,573,113	$4,339,331
Federal funds sold	134,998	288,543
Investment securities:
Taxable	716,642	502,431
Exempt from federal income tax	309,116	352,621

Total interest income	4,733,869	5,482,926

INTEREST EXPENSE
Deposits	1,657,892	1,933,508
Short term borrowings	2,990	36,500
Federal Home Loan Bank advances	32,580	42,140

Total interest expense	1,693,462	2,012,148

NET INTEREST INCOME	3,040,407	3,470,778

Provision for loan losses	—	61,899

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,040,407	3,408,879

NON INTEREST INCOME
Service charges on deposit accounts	95,203	87,382
NSF & OD fees, net	214,800	199,079
Gain on sale of loans, net	7,634	2,406
BOLI	291,434	36,237
Other income	38,966	43,971

Total non interest income	648,037	369,075

NON INTEREST EXPENSE
Salaries and employee benefits	1,136,191	1,087,390
Occupancy and equipment expense	264,377	240,802
Professional fees	97,010	73,018
Franchise tax	125,490	105,120
Other expenses	414,158	399,176

Total non interest expense	2,037,226	1,905,506

INCOME BEFORE INCOME TAXES	1,651,218	1,872,448
Income taxes	325,836	559,707

NET INCOME	$1,325,382	$1,312,741

Earning per common share	$2.11	$2.06

Dividend per share	$1.45	$1.35

Weighted Average shares outstanding	628,247	636,455

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2008

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income (Loss)
Balance, December 31, 2007	$8,846,670	$39,848,570	$498,651	$(8,076,250)	$41,117,641

Net income		2,312,922			2,312,922	$2,312,922
Purchase of Treasury stock, at cost (2,365 shares)				(277,620)	(277,620)
Cash dividends paid ($1.45 per share)		(909,464)			(909,464)
Other comprehensive income:
Net unrealized (loss) on securities, net of tax benefit $111,677			(266,124)		(266,124)	(266,124)

Comprehensive income						$2,046,798

Balance, June 30, 2008	$8,846,670	$41,252,028	$232,527	$(8,353,870)	$41,977,355

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$2,312,922	$2,480,576
Adjustments to reconcile net income to net cash provided by
Operating activities:
Provision for loan losses	—	67,119
Gain on sale of loans	(23,837)	(4,370)
Provision for depreciation and amortization	250,076	190,958
Origination of loans held for sale	(2,705,600)	(2,938,580)
Proceeds from the sale of loans	2,899,437	2,743,450
Federal Home Loan Bank stock dividend	—	(19,700)
Bank Owned Life Insurance (BOLI) benefit income	(234,396)	—
Net change in:
Accrued interest and other assets	(497,935)	(446,832)
Accrued expenses and other liabilities	(143,528)	(105,457)

Net cash provided by operating activities	1,857,139	1,967,164

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	12,107,505	6,141,967
Purchases	(11,902,043)	(9,947,313)
Investment securities held to maturity:
Proceeds from maturities and repayments	360,054	351,225
Purchases	(1,956,330)	(2,827,923)
Net (increase) in loans	(1,713,716)	(10,674,597)
Net Disposal of foreclosed real estate	—	80,000
Bank Owned Life Insurance (BOLI)
Proceeds	395,915	—
Purchases	(2,000,000)	—
Net Purchase of premises and equipment	(208,431)	(389,133)

Net cash (used in) investing activities	(4,917,046)	(17,265,774)

FINANCING ACTIVITIES
Net increase (decrease) in demand, money market and savings deposits	3,755,304	(4,477,829)
Net (decrease) increase in time deposits	(1,088,177)	13,012,930
Repayments of Federal Home Loan Bank advances	(357,759)	(380,586)
Net (decrease) in short term borrowings	(235,000)	(705,281)
Purchase of Treasury stock	(277,620)	(266,043)
Dividends paid	(909,464)	(858,975)

Net cash provided by financing activities	887,284	6,324,216

Net decrease in cash and cash equivalents	(2,172,623)	(8,974,394)
Cash and cash equivalents at beginning of period	41,172,750	42,705,362

Cash and cash equivalents at end of period	$39,000,127	$33,730,968

Supplemental Disclosures of Cash Flows Information
Cash Paid During the Period For:
Interest on deposits and borrowings	$3,731,100	$3,860,460

Income taxes	$644,193	$966,760

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

NOTE 3 – COMPREHENSIVE INCOME

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is comprised of the following:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Net income	$2,312,922	$2,480,576
Other comprehensive income:
Net unrealized loss on securities	(377,801)	(189,851)
Tax effect	111,677	64,549

Total comprehensive income	$2,046,798	$2,355,274

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Net income	$1,325,382	$1,312,741
Other comprehensive income:
Net unrealized loss on securities	(949,785)	(237,443)
Tax effect	306,152	80,730

Total comprehensive income	$681,749	$1,156,028

NOTE 4 – FAIR VALUE MEASUREMENTS (SFAS No. 157)

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of June 30, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2008
	Level I	Level II	Level III	Total
	(In thousands)
Assets:
Securities available for sale	$—	$53,532,659	$—	$53,532,659
Loans held for sale	—	—	—	—

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

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). FAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of FAS No. 162 to have a material effect on its results of operations and financial position.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date.

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

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

Allowance for Loan Losses—Arriving at an appropriate level of allowance for loan losses involve a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio.

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

Financial Condition

Total assets at June 30, 2008 were $338,848,000 compared to $336,337,000 at December 31, 2007.

Cash and cash equivalents decreased by $2,173,000 or 5.3% from December 31, 2007, to June 30, 2008, with federal funds sold decreasing $1,298,000. The decrease was used to partially fund the increase in the Bank’s loan portfolio.

Investment securities available for sale decreased by $583,000 or 1.1% from December 31, 2007, to June 30, 2008 due to an increase in the securities that were called and a lack of suitable securities to purchase for the portfolio. Investments held to maturity increased $1,582,000 or 5.4% due to some attractive municipal securities available for the portfolio.

Net loans increased by $1,714,000 or .9% from December 31, 2007 to June 30, 2008. A decrease of $3,231,000 occurred in the real estate loan category, which is attributable primarily to residential real estate of $2,598,000 with additional decreases in both commercial and farm lending of $460,000 and $583,000 respectively, and an increase of $410,000 in construction loan activity. Management believes the residential loan activities have slowed significantly in the Bank’s lending area. Commercial and other loan balances increased by $5,046,000 due to continued inventory growth, which will start to pay down in the third quarter. The Consumer loan balances decreased by $101,000.

Total deposits at June 30, 2008 were $288,118,000 compared to $285,451,000 at December 31, 2007. Money market accounts and savings accounts increased $4,051,000 and $1,102,000, respectively, while demand accounts and time deposits accounts decreased $1,397,000 and $1,088,000 respectively. Management attributes these changes to the changes in interest rates. A Money Market account is a short term investment that customers use while waiting until the interest rates meet their expectations for longer term Time deposits. Management believes the demand accounts decreases are attributable to normal fluctuations due to customer usage.

Federal Home Loan Bank advances decreased $358,000 due to maturities and scheduled repayments, and short-term borrowings decreased $235,000 at June 30, 2008 from December 31, 2007.

Shareholders’ Equity increased by $859,000 or 2.1%, which was mainly due to earnings of $2,313,000 for the first six months of 2008 decreased by a $266,000 unrealized loss on securities included in other comprehensive income, dividends paid totaling $910,000 and by the purchase of Treasury stock for $278,000. Treasury stock purchases are monitored against the Company’s Strategic Plan and the goals set forth in the plan. The Treasury stock purchases have not exceeded the Strategic Plan’s guidelines for the first six months of 2008. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At June 30, 2008, the total capital ratio was 18.84%; the Tier I capital ratio was 17.75%, and the leverage ratio was 11.97%, compared to regulatory capital requirements of 8.00%, 4.00% and 4.00% respectively. These ratios are well in excess of regulatory capital requirements.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2008 and 2007

Net income for the six-month period ended June 30, 2008, was $2,313,000, a decrease of $168,000 or 6.8% from the $2,481,000 reported at June 30, 2007.

Total interest income of approximately $9,815,000 for the six-month period ended June 30, 2008, compares to $10,783,000 for the same period in 2007, a decrease of $968,000 or 9.0%. The decrease in total interest income is primarily attributable to a decrease in interest and fees on loans due primarily to a decrease in the average yield on the underlying principle balances. See “Average Balance Sheet” for the six-month periods ended June 30, 2008 and 2007. The yield on loans decreased to 7.36% for the first six months of 2008 compared to 8.35% for the first six months of 2007. Average loan balances were $201,399,000 for the first six months of 2008 compared to $203,821,000 for the first six months of 2007. The increase in interest on taxable investment securities partially offsets the interest decrease from loans. The interest on taxable investment securities of $1,413,000 for 2008 compares to $1,011,000 for 2007. The increase in investment income is primarily attributable to an increase in volume. Average investment balances were $53,382,000 compared to $37,478,000 and the yields were 5.11% compared to 5.14% for the first six months of 2008 and 2007 respectively.

Total interest expense of $3,618,000 for the six-month period ending June 30, 2008 represents a decrease of $266,000 from the $3,884,000 reported for the same six-month period in 2007. The decrease in interest expense on deposits of $183,000 is due mainly to a decrease in interest rates. The decreases in the average rate paid on the underlying principle balances of the interest bearing liabilities are due mainly to the Time deposits. The cost of Time deposits was 4.11% compared to 4.59% for this six-month period of 2008 and 2007, respectively. The cost on interest bearing deposits was 2.97%, compared to 3.33% for the six-month periods of 2008 and 2007 respectively. Average interest-bearing deposits were $238,682,000 for the first six months of 2008 compared to $223,821,000 for the first six months of 2007. See “Average Balance Sheet” for the six-month periods ended June 30, 2008 and 2007.

Net interest income of $6,197,000 for the six months ended June 30, 2008, compares to $6,899,000 for the same six-month period in 2007, a decrease of $702,000 or 10.2%. Management anticipates interest rates will remain relatively stable for the remainder of 2008; therefore, the net interest margin is expected to begin stabilizing in 2008.

Total non-interest income for the six-month period ended June 30, 2008, of $1,048,000 compares to $699,000 for the same six-month period in 2007, an increase of $349,000 or 49.9%. The net Non-sufficient funds fees and overdraft fees increased $42,000 due to an increase in Non-sufficient funds activity. Gains on sale of loans increased $20,000. Bank Owned Life Insurance (BOLI) income increased $271,000 primarily due to a benefit payout of approximately $234,000. Approximately $35,000 of the increase is due to the additional $2 million Bank Owned Life Insurance (BOLI) purchased on certain Bank officers.

Total non-interest expense of $4,290,000 for the six months ended June 30, 2008, compares to $4,069,000 for the same six-month period in 2007. This represents an increase of $221,000 or 5.4%. Salary and employee benefits increased approximately $102,000. The expenses are due to normal increases in salaries and employee benefits. Occupancy and Equipment costs increased approximately $55,000; approximately $38,000 is due to increased depreciation expense on updated branch facilities and updated technologies in the computer network area in the last year. Approximately $9,000 of the increase was attributable to snow related expenses associated with more severe winter weather conditions in early 2008. Professional fees increased approximately $41,000, which includes additional auditing fees for SOX 404 compliance and other regulatory requirements such as Bank Secrecy Act and Gramm-Leach-Bliley Act, increasing regulatory examination costs, and legal expenses. Franchise tax expense to the State of Ohio increased approximately $27,000. The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2008 and 2007

Net income for the three-month period ended June 30, 2008, was $1,325,000, an increase of $12,000 or 0.9% from the $1,313,000 reported at June 30, 2007.

Total interest income of approximately $4,734,000 for the three-month period ended June 30, 2008, compares to $5,483,000 for the same period in 2007, a decrease of $749,000 or 13.7%. The decrease in total interest income is primarily attributable to a decrease in the loan category. Interest and fees on loans decreased $766,000 or 17.7% for the three-month period ended June 30, 2008 compared to the same period for 2007. The decrease in interest and fees on loans is due to both a decrease in the volume of principal loan balances and the yields earned on the underlying principle balances. Average loan balances were $202,567,000 compared to $207,517,000 and the yield was 7.06% compared to 8.36% for this three-month period of 2008 and 2007, respectively. See “Average Balance Sheet” for the three-month periods ended June 30, 2008 and 2007. The increase in interest on taxable investment securities of $217,000 was primarily attributable to an increase in the average balances outstanding of taxable investment securities of $52,768,000 for 2008 compared to $36,937,000 for 2007 and the yield was 5.24% compared to 5.13% for this three-month period of 2008 and 2007 respectively. See “Average Balance Sheet” for the three-month periods ended June 30, 2008 and 2007.

Total interest expense of $1,693,000 for the three-month period ending June 30, 2008, represents a decrease of $319,000 from the $2,012,000 reported for the same three-month period in 2007.

The decrease in interest expense on deposits of $276,000 is due mainly to the decreases in the average rate paid on the underlying principle balances of the interest bearing liabilities, specifically the Time deposits. The cost of Time deposits was 3.87% compared to 4.66% for this three-month period of 2008 and 2007, respectively and the cost of interest bearing deposits was 2.76% compared to 3.40% for this three-month period of 2008 and 2007 respectively. The average time deposits were $154,275,000 for this three-month period of 2008 compared to $142,318,000 for the same three months of 2007. Average interest-bearing deposits were $240,391,000 for this three-month period of 2008 compared to $227,673,000 for the same three months of 2007. See “Average Balance Sheet” for the three-month periods ended June 30, 2008 and 2007.

Net interest income of $3,040,000 for the three months ended June 30, 2008, compares to $3,471,000 for the same three-month period in 2007, a decrease of $431,000 or 12.4%. Management anticipates interest rates will remain relatively stable for the remainder of 2008; therefore, the net interest margin is expected to begin stabilizing in 2008.

Total non-interest income for the three-month period ended June 30, 2008, of $648,000 compares to $369,000 for the same three-month period in 2007, an increase of $279,000 or 75.6%. Non-sufficient funds (NSF) fees and Overdraft fees increased $16,000. Approximately $255,000 of the increase was due to income from the Bank-Owned Life Insurance (BOLI), of which, approximately $234,000 was due to a benefit payout; the remaining $21,000 was due to the additional $2 million purchased in the first quarter of 2008. The changes in the remaining income accounts were attributable to increases/decreases in items that are normal and recurring in nature

Total non-interest expense of $2,037,000 for the three months ended June 30, 2008, compares to $1,906,000 for the same three-month period in 2008. This represents an increase of $131,000 or 6.9%. Salary and employee benefits increased $49,000. The expense was due to normal recurring employee cost increase for salary and employee benefits and staff additions. Occupancy and equipment expenses increased $23,000 or 9.5%, of which, approximately $19,000 is due to increased depreciation expense on updated branch facilities and updated technologies in the computer network area in the last year. Franchise tax expense to the State of Ohio increased approximately $20,000. The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

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

Cash and amounts due from depository institutions and federal funds sold totaled $39,000,000 at June 30, 2008. These assets provide the primary source of liquidity for the Company. In addition, management has designated a portion of the investment portfolio, $53,533,000 as available for sale and has an available unused line of credit of $40,704,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at June 30, 2008. As of June 30, 2008, the Company had commitments to fund loans of approximately $2,031,000 and unused lines of credit totaling $38,924,000.

Cash was provided during the six month period ended June 30, 2008, mainly from operating activities of $1.8 million, and the net increase in deposits of $2.7 million, the maturities and repayments of investment securities of $12.5 million, and the proceeds from a Bank Owned Life Insurance (BOLI) benefit payment of $.4 million. Cash was used during the six month period ended June 30, 2008, mainly to fund a net increase in loans of $1.7 million, for the purchase of investment securities of $13.9 million, to purchase an additional $2.0 million of Bank Owned Life Insurance (BOLI), and to reduce $.6 million in Federal Home Loan Bank advances and short-term borrowings. In addition, $.2 million was used to purchase equipment, $.3 million was used to purchase Treasury Stock, and $.9 million was used to pay dividends to shareholders. Cash and cash equivalents totaled $39.0 million at June 30, 2008, a decrease of $2.2 million from $41.2 million at December 31, 2007.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at June 30, 2008, and December 31, 2007. The Company ceased accruing interest on residential mortgages secured by real estate and consumer loans when principal or interest payments are delinquent 90 days or more. Commercial loans, that are 90 days or more past due, are reviewed by the Executive Vice President and the loan officer to determine whether they will be classified as nonperforming. These officers review various factors, which include, but are not limited to, the timing of the maturity of the loan in relation to the ability to collect, whether the loan is deemed to be well secured, whether the loan is in the process of collection, and the favorable results of the analysis of customer financial data. A nonperforming loan will only be re-classified as a performing loan when stringent criteria have been met. At the time the accrual of interest is discontinued, future income is recognized only when cash is received or the loan has been returned to performing loan status. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

	June 30, 2008	December 31, 2007
	(dollars in thousands)
Loans on nonaccrual basis	$108	$839
Loans past due 90 days or more	—	—
Renegotiated loans	—	—

Total nonperforming loans	$108	$839
Other real estate	—	—
Repossessed assets	—	—

Total nonperforming assets	$108	$839

Nonperforming loans as a percent of total loans	0.05%	0.14%

Nonperforming loans as a percent of total assets	0.03%	0.09%

Nonperforming assets as a percent of total assets	0.03%	0.09%

Management monitors impaired loans on a continual basis. As of June 2008, impaired loans had no material effect on the Company’s financial position or results from operations.

The allowance for loan losses at June 30, 2008, totaled $2,486,000 or 1.24% of total loans as compared to $2,510,000 or 1.26% at December 31, 2007. Provisions for loan losses were $0 for the six months ended June 30, 2008 and $67,000 for the six months ended June 30, 2007.

The level of funding for the provision is a reflection of the overall loan portfolio. Nonperforming loans consist of approximately $81,000 in commercial real estate, $22,000 in one to four family residential mortgages, and $5,000 in consumer loans. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion.

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

	Period Ended
	2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$201,399,245	$7,415,755	7.36%	$203,820,981	$8,504,788	8.35%
Securities-taxable (4)	53,382,523	1,364,802	5.11%	37,477,776	962,269	5.14%
Securities-nontaxable (4)	30,234,021	653,740	4.32%	31,298,166	687,614	4.39%
Securities-Equity (4,5)	1,689,532	48,645	5.76%	1,680,486	48,539	5.78%
Federal funds sold	25,300,562	332,011	2.62%	21,805,478	579,819	5.32%

Total interest earnings assets	312,005,883	9,814,953	6.29%	296,082,887	10,783,029	7.28%

Noninterest earning assets:
Cash and due from other institutions	11,255,494			10,397,086
Premises and equipment, net	6,546,152			5,729,065
Accrued interest	1,439,102			1,457,562
Other assets	7,560,007			5,811,910
Less allowance for loan losses	(2,499,920)			(2,426,394)

Total noninterest earnings assets	24,300,835			20,969,229

Total Assets	$336,306,718			$317,052,116

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	26,371,723	56,718	0.43%	$27,597,021	$80,360	0.58%
Money market accounts	20,137,976	173,661	1.72%	19,360,582	256,463	2.65%
Savings deposits	38,116,901	142,659	0.75%	37,647,413	190,778	1.01%
Time deposits	154,055,664	3,166,205	4.11%	139,215,991	3,194,939	4.59%
Short term borrowings	5,298,620	11,290	0.43%	5,031,655	74,969	2.98%
Federal Home Loan Advances	2,334,680	67,414	5.78%	3,029,302	86,670	5.72%

Total interest bearing liabilities	246,315,564	3,617,947	2.94%	231,881,964	3,884,179	3.35%

Noninterest bearing liabilities:
Demand deposits	47,248,392			43,674,497
Accrued expenses and other liabilities	2,779,012			2,617,841

Total noninterest bearing liabilities	50,027,404			46,292,338

Shareholders’ equity	39,963,750			38,877,814

Total Liabilities and Shareholders’ Equity	$336,306,718			$317,052,116

Net interest income		$6,197,006			$6,898,850

Interest rate spread (6)			3.35%			3.93%

Net yield on interest earning assets (7)			3.97%			4.66%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $186,000 and $166,000 in 2008 and 2007, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Period Ended
	2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$202,567,482	$3,573,113	7.06%	$207,517,313	$4,339,331	8.36%
Securities-taxable (4)	52,767,906	691,380	5.24%	36,936,759	473,637	5.13%
Securities-nontaxable (4)	30,661,178	309,116	4.03%	32,133,770	352,621	4.39%
Securities-Equity (4,5)	1,698,155	25,262	5.95%	1,680,910	28,794	6.85%
Federal funds sold	26,151,679	134,998	2.06%	22,001,325	288,543	5.25%

Total interest earnings assets	313,846,400	4,733,869	6.03%	300,270,077	5,482,926	7.30%

Noninterest earning assets:
Cash and due from other institutions	$11,506,796			10,659,480
Premises and equipment, net	6,543,027			5,760,112
Accrued interest	1,501,470			1,572,772
Other assets	7,958,378			5,855,449
Less allowance for loan losses	(2,495,839)			(2,451,183)

Total noninterest earnings assets	25,013,832			21,396,630

Total Assets	$338,860,232			$321,666,707

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	$26,648,190	$25,882	0.39%	$26,910,123	$39,714	0.59%
Money market accounts	21,225,595	78,945	1.49%	20,633,349	138,790	2.69%
Savings deposits	38,242,265	59,630	0.62%	37,811,948	96,594	1.02%
Time deposits	154,275,126	1,493,435	3.87%	142,317,491	1,658,410	4.66%
Short term borrowings	5,220,867	2,990	0.23%	4,964,434	36,500	2.94%
Federal Home Loan Advances	2,251,002	32,580	5.79%	2,942,608	42,140	5.73%

Total interest bearing liabilities	247,863,045	1,693,462	2.73%	235,579,953	2,012,148	3.42%

Noninterest bearing liabilities:
Demand deposits	47,919,665			44,158,663
Accrued expenses and other liabilities	3,410,318			3,322,437

Total noninterest bearing liabilities	51,329,983			47,481,100

Shareholders’ equity	39,667,204			38,605,654

Total Liabilities and Shareholders’ Equity	$338,860,232			$321,666,707

Net interest income		$3,040,407			$3,470,778

Interest rate spread (6)			3.30%			3.88%

Net yield on interest earning assets (7)			3.88%			4.62%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $100,000 and $82,000 in 2008 and 2007, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Six-Month Period Ended June 2008 Compared to 2007 Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$(202)	$(887)	$(1,089)
Securities-taxable	817	(414)	403
Securities-nontaxable	(47)	13	(34)
Securities-equities	1	(1)	—
Federal funds sold	186	(434)	(248)

Total interest earning
Assets	755	(1,723)	(968)

Interest expense
Interest bearing demand	(7)	(16)	(23)
Money market accounts	21	(104)	(83)
Savings deposits	5	(53)	(48)
Time deposits	681	(710)	(29)
Short-term borrowing	8	(72)	(64)
Federal Home Loan Bank
Advances	(40)	21	(19)

Total interest bearing
Liabilities	668	(934)	(266)

Net change in net interest income	$87	$(789)	$(702)

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

	Three-Month Period Ended June 2008 Compared to 2007 Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$(414)	$(352)	$(766)
Securities-taxable	812	(595)	217
Securities-nontaxable	(65)	21	(44)
Securities-equities	1	(5)	(4)
Federal funds sold	218	(371)	(153)

Total interest earning
Assets	552	(1,302)	(750)

Interest expense
Interest bearing demand	(2)	(12)	(14)
Money market accounts	16	(76)	(60)
Savings deposits	4	(41)	(37)
Time deposits	557	(722)	(165)
Short-term borrowing	8	(41)	(33)
Federal Home Loan Bank
Advances	(40)	30	(10)

Total interest bearing
Liabilities	543	(862)	(319)

Net change in net interest income	$9	$(440)	$(431)

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1—Legal Proceedings

None

Item 1A—Risk Factors

There have been no material changes from the risk factors disclosed in the registrant’s form 10K.

Item 2—Unregistered sales of equity securities and use of proceeds

The Company did not engage in any unregistered sales of its securities during the quarter ended June 30, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2008	360	$114.44	N/A	N/A
May 1 – 31, 2008	—	$—	N/A	N/A
June 1 – 30, 2008	—	$—	N/A	N/A
Total (1)	360	$114.44	N/A	N/A

(1)	360 shares of common stock were purchased by Killbuck Bancshares in open-market transactions.

Item 3—Default upon senior securities

None

Item 4—Results of votes of security holders

The following represent the results of matters submitted to a vote of the shareholders at the annual meeting held on April 28, 2008.

Affixing the number of directors at nine for 2008:

For	501,908
Abstain	534
Absent	125,740

Election of Directors:

The following directors were elected with terms to expire 2011:

	For	Withheld
John W. Baker	501,908	126,274
Gail E. Patterson	501,908	126,274
Kenneth E. Taylor	501,908	126,274

Other directors not up for election but continuing in office include: Allan R. Mast, Dean J. Mullet, Luther E. Proper, Theodore A. Bratton, Max A. Miller, and Michael S. Yoder.

Item 5—Other Information

None

Item 6—Exhibits

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

Killbuck Bancshares, Inc.

Date: August 11, 2008	By:	/s/ Luther E. Proper
Luther E. Proper
President and Chief Executive Officer

Date: August 11, 2008	By:	/s/ Diane Knowles
Diane Knowles
Chief Financial Officer