Form 10-Q
period 2008-09-30
KILLBUCK BANCSHARES INC
filed 2008-11-14
CIK 1060455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2008

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

Class: Common Stock, no par value

Outstanding at October 31, 2008: 622,431

KILLBUCK BANCSHARES, INC.

Killbuck Bancshares, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2008	December 31, 2007
ASSETS

Cash and cash equivalents:
Cash and amounts due from depository institutions	$11,554,131	$11,794,750
Federal funds sold	22,609,000	29,378,000

Total cash and cash equivalents	34,163,131	41,172,750

Investment securities:
Securities available for sale	57,049,616	54,115,975
Securities held to maturity (fair value of $33,244,494 and $30,247,416)	32,651,359	29,552,217

Total investment securities	89,700,975	83,668,192

Loans (net of allowance for loan losses of $2,483,212 and $2,510,011)	198,294,151	196,519,881
Loans held for sale	—	170,000
Premises and equipment, net	6,417,240	6,537,553
Accrued interest receivable	1,928,561	1,589,899
Goodwill, net	1,329,249	1,329,249
Other assets	7,635,310	5,349,524

Total assets	$339,468,617	$336,337,048

LIABILITIES
Deposits:
Noninterest bearing demand	$50,305,215	$51,195,017
Interest bearing demand	27,321,470	27,475,379
Money market	24,435,876	16,306,095
Savings	39,579,502	37,467,917
Time	146,563,724	153,006,933

Total deposits	288,205,787	285,451,341

Short-term borrowings	5,400,000	5,745,000
Federal Home Loan Bank advances	2,031,792	2,536,851
Accrued interest and other liabilities	1,025,317	1,486,215

Total liabilities	296,662,896	295,219,407

SHAREHOLDERS’ EQUITY

Common stock – No par value: 1,000,000 shares authorized, 718,431 issued	8,846,670	8,846,670
Retained earnings	42,350,281	39,848,570
Accumulated other comprehensive income	171,224	498,651
Treasury stock, at cost (93,043 and 88,849 shares)	(8,562,454)	(8,076,250)

Total shareholders’ equity	42,805,721	41,117,641

Total liabilities and shareholders’ equity	$339,468,617	$336,337,048

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
INTEREST INCOME
Interest and fees on loans	$10,862,950	$12,740,769
Federal funds sold	454,919	913,114
Investment securities:
Taxable	2,118,229	1,574,074
Exempt from federal income tax	996,637	1,050,831

Total interest income	14,432,735	16,278,788

INTEREST EXPENSE
Deposits	5,033,074	5,737,833
Short term borrowings	14,410	108,132
Federal Home Loan Bank advances	97,533	126,123

Total interest expense	5,145,017	5,972,088

NET INTEREST INCOME	9,287,718	10,306,700
Provision for loan losses	—	127,119

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,287,718	10,179,581

NON INTEREST INCOME
Service charges on deposit accounts	277,336	259,021
NSF & OD fees, net	622,529	588,788
Gain on sale of loans, net	27,227	8,019
BOLI	396,405	106,591
Other income	117,875	113,891

Total non interest income	1,441,372	1,076,310

NON INTEREST EXPENSE
Salaries and employee benefits	3,823,922	3,652,358
Occupancy and equipment expense	798,565	730,533
Professional fees	253,912	201,126
Franchise tax	375,274	355,279
Other expenses	1,224,998	1,242,039

Total non interest expense	6,476,671	6,181,335

INCOME BEFORE INCOME TAXES	4,252,419	5,074,556
Income taxes	841,244	1,420,300

NET INCOME	$3,411,175	$3,654,256

Earning per common share	$5.43	$5.74

Dividend per share	$1.45	1.35

Weighted Average shares outstanding	628,356	636,361

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended September 30,
	2008	2007
INTEREST INCOME
Interest and fees on loans	$3,447,195	$4,235,981
Federal funds sold	122,908	333,295
Investment securities:
Taxable	704,782	563,266
Exempt from federal income tax	342,897	363,217

Total interest income	4,617,782	5,495,759

INTEREST EXPENSE
Deposits	1,493,831	2,015,293
Short term borrowings	3,120	33,163
Federal Home Loan Bank advances	30,119	39,453

Total interest expense	1,527,070	2,087,909

NET INTEREST INCOME	3,090,712	3,407,850
Provision for loan losses	—	60,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,090,712	3,347,850

NON INTEREST INCOME
Service charges on deposit accounts	96,842	92,069
NSF & OD fees, net	197,751	205,625
Gain on sale of loans, net	3,390	3,649
BOLI	55,891	36,594
Other income	39,493	38,912

Total non interest income	393,367	376,849

NON INTEREST EXPENSE
Salaries and employee benefits	1,314,133	1,244,488
Occupancy and equipment expense	255,327	242,200
Professional fees	70,652	59,187
Franchise tax	126,734	133,109
Other expenses	419,356	433,801

Total non interest expense	2,186,202	2,112,785

INCOME BEFORE INCOME TAXES	1,297,877	1,611,914
Income taxes	199,624	438,234

NET INCOME	$1,098,253	$1,173,680

Earning per common share	$1.75	$1.85

Dividend per share	$.00	$.00

Weighted Average shares outstanding	627,404	634,383

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED September 30, 2008

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income (Loss)
Balance, December 31, 2007	$8,846,670	$39,848,570	$498,651	$(8,076,250)	$41,117,641
Net income		3,411,175			3,411,175	$3,411,175
Purchase of Treasury stock, at cost (4,194 shares)				(486,204)	(486,204)
Cash dividends paid ($1.45 per share)		(909,464)			(909,464)
Other comprehensive income:
Net unrealized (loss) on securities, net of tax $51,342			(327,427)		(327,427)	(327,427)

Comprehensive income						$3,083,748

Balance, September 30, 2008	$8,846,670	$42,350,281	$171,224	$(8,562,454)	$42,805,721

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$3,411,175	$3,654,256
Adjustments to reconcile net income to net cash provided by
Operating activities:
Provision for loan losses	—	127,119
Gain on sale of loans	(27,227)	(8,019)
Provision for depreciation and amortization	356,888	272,195
Origination of loans held for sale	(2,922,600)	(4,061,980)
Proceeds from the sale of loans	3,119,827	3,852,599
Federal Home Loan Bank stock dividend	(35,300)	(19,700)
Bank Owned Life Insurance (BOLI) benefit income	(234,396)	—
Net change in:
Accrued interest and other assets	(1,002,683)	(932,170)
Accrued expenses and other liabilities	(157,540)	17,871

Net cash provided by operating activities	2,508,144	2,902,171

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	14,179,846	8,236,561
Purchases	(17,487,043)	(18,930,305)
Investment securities held to maturity:
Proceeds from maturities and repayments	544,851	495,913
Purchases	(3,659,588)	(3,670,842)
Net increase in loans	(1,774,270)	(7,800,251)
Net Purchase of premises and equipment	(226,193)	(768,026
Decrease in Other Real Estate Owned	—	80,000
Bank Owned Life Insurance (BOLI)
Proceeds	395,915	—
Purchases	(2,000,000)	—

Net cash used in investing activities	(10,026,482)	(22,356,950)

FINANCING ACTIVITIES
Net increase (decrease) in demand, money market and savings deposits	9,197,655	(2,137,137)
Net (decrease) increase in time deposits	(6,443,209)	17,895,830
Net (decrease) increase in short term borrowings	(345,000)	820,091
Repayments of Federal Home Loan Bank advances	(505,059)	(529,550)
Purchase of Treasury stock	(486,204)	(801,154)
Dividends paid	(909,464)	(858,975)

Net cash provided by financing activities	508,719	14,389,105

Net decrease in cash and cash equivalents	(7,009,619)	(5,065,674)
Cash and cash equivalents at beginning of period	41,172,750	42,705,362

Cash and cash equivalents at end of period	$34,163,131	$37,639,688

Supplemental Disclosures of Cash Flows Information
Cash Paid During the Period For:
Interest on deposits and borrowings	$5,298,928	$5,939,936

Income taxes	$1,019,193	$1,421,760

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

NOTE 3 - COMPREHENSIVE INCOME

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is comprised of the following:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Net income	$3,411,175	$3,654,256
Other comprehensive income:
Net unrealized (loss) gain on securities	(378,769)	293,838
Tax effect	51,342	(99,905)

Total comprehensive income	$3,083,748	$3,848,189

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Net income	$1,098,253	$1,173,680
Other comprehensive income:
Net unrealized (loss) gain on securities	(968)	483,689
Tax effect	(60,335)	(164,454)

Total comprehensive income	$1,036,950	$1,492,915

NOTE 4 - FAIR VALUE MEASUREMENTS (SFAS No. 157)

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of September 30, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2008
	Level I	Level II	Level III	Total
	(In thousands)
Assets:
Securities available for sale	$—	$57,049,616	$—	$57,049,616
Loans held for sale	—	—	—	—

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS CONTINUED

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

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS CONTINUED

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

In June 2008, the FASB ratified EITF Issue No. 08-4, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios. This Issue provides transition guidance for conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios, that resulted from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. The conforming changes are effective for financial statements issued for fiscal years ending after December 15, 2008, with earlier application permitted. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement. This FSP provides guidance on the accounting for certain types of convertible debt instruments that may be settled in cash upon conversion. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP concludes that a transferor and transferee should not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. The FSP is effective for financial statements issued for fiscal years beginning on or after November 15, 2008, and interim periods within those fiscal years. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS CONTINUED

In February 2007, the FASB issued FSP No. FAS 158-1, Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides. This FSP provides conforming amendments to the illustrations in FAS Statements No. 87, 88, and 106 and to related staff implementation guides as a result of the issuance of FAS Statement No. 158. The conforming amendments made by this FSP are effective as of the effective dates of Statement No. 158. The unaffected guidance that this FSP codifies into Statements No. 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset. This FSP clarifies the application of FAS Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (FAS Statement No. 154, Accounting Changes and Error Corrections. The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Condition

Total assets at September 30, 2008 were $339,469,000 compared to $336,337,000 at December 31, 2007.

Cash and cash equivalents decreased by $7,010,000 or 17.0% from December 31, 2007, to September 30, 2008, with federal funds sold decreasing $6,770,000. The decrease was used to fund the increase in the Bank’s investment portfolio.

The Investment securities available for sale category increased by $2,934,000 or 5.4%, from December 31, 2007, to September 30, 2008, due to excess cash and cash equivalents and the availability of some suitable securities for purchase. Investments held to maturity increased $3,099,000 or 10.5% due to some attractive municipal securities available for the portfolio.

Net loans increased by $1,774,000 or .9% from December 31, 2007 to September 30, 2008. A decrease of $1,527,000 occurred in the real estate loan category, which is attributable primarily to a reduction in residential real estate of $2,230,000 with additional decreases in both farm and commercial lending of $206,000 and $79,000 respectively, and an increase of $988,000 in construction loan activity. Management believes the residential loan activities have slowed significantly in the Bank’s lending area. Commercial and other loan balances increased by $3,231,000 due to additional draws on existing lines of credit. Consumer loan balances increased by $70,000.

Total deposits at September 30, 2008 were $288,206,000 compared to $285,451,000 at December 31, 2007. Money market accounts and savings accounts increased $8,130,000 and $2,112,000, respectively, while demand accounts and time deposits accounts decreased $1,044,000 and $6,443,000 respectively. Management attributes these changes to the changes in interest rates. The Money Market account is a short term investment that customers use while waiting until the interest rates meet their expectations for longer term Time deposits. Management believes the demand accounts decreases are attributable to normal fluctuations due to customer usage. Management has allowed the Time deposits to decrease. Other financial institutions were paying interest rates well above market conditions, due to their severe liquidity needs, and Management chose not to match those rates. The Bank expects to remain competitive with interest rates without paying above local market rates.

Federal Home Loan Bank advances decreased $505,000 due to maturities and scheduled repayments, and short-term borrowings decreased $345,000 at September 30, 2008 from December 31, 2007.

Shareholders’ Equity increased by $1,688,000 or 4.1%, which was mainly due to earnings of $3,411,000 for the first nine months of 2008 decreased by a $327,000 unrealized loss on securities included in other comprehensive income, dividends paid totaling $910,000 and by the purchase of Treasury stock for $486,000. Treasury stock purchases are monitored against the Company’s Strategic Plan and the goals set forth in the plan. The Treasury stock purchases have not exceeded the Strategic Plan’s guidelines for the first nine months of 2008. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At September 30, 2008, the total capital ratio was 19.06%; the Tier I capital ratio was 17.98%, and the leverage ratio was 12.19%, compared to regulatory capital requirements of 8.00%, 4.00% and 4.00% respectively. These ratios are well in excess of regulatory capital requirements.

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 2008 and 2007

Net income for the nine-month period ended September 30, 2008, was $3,411,000, a decrease of $243,000 or 6.7% from the $3,654,000 reported at September 30, 2007.

Total interest income of approximately $14,433,000 for the nine-month period ended September 30, 2008, compares to $16,279,000 for the same period in 2007, a decrease of $1,846,000 or 11.3%. The decrease in total interest income is primarily attributable to a decrease in interest and fees on loans due primarily to a decrease in the average yield on the underlying balances. See “Average Balance Sheet” for the nine-month periods ended September 30, 2008 and 2007. The yield on loans decreased to 7.20% for the first nine months of 2008 compared to 8.36% for the first nine months of 2007. Average loan balances were $201,277,000 for the first nine months of 2008 compared to $203,298,000 for the first nine months of 2007. The increase in interest on taxable investment securities partially offsets the interest decrease from loans. The interest on taxable investment securities of $2,118,000 for 2008 compares to $1,574,000 for 2007. The increase in investment income is primarily attributable to an increase in volume. The Average investment balances on taxable securities were $54,080,000 compared to $38,842,000 and the yields were 5.05% compared to 5.15% for the first nine months of 2008 and 2007 respectively.

Total interest expense of $5,145,000 for the nine-month period ending September 30, 2008 represents a decrease of $827,000 from the $5,972,000 reported for the same nine-month period in 2007. The decrease in interest expense on deposits of $705,000 is due mainly to a decrease in interest rates. The decreases in the average rate paid on the underlying balances of the interest bearing liabilities are due mainly to the Time deposits. The cost of Time deposits was 3.92% compared to 4.64% for this nine-month period of 2008 and 2007, respectively. The cost on interest bearing deposits was 2.11%, compared to 2.54% for the nine-month periods of 2008 and 2007 respectively. Average interest-bearing deposits were $238,909,000 for the first nine months of 2008 compared to $225,842,000 for the first nine months of 2007. See “Average Balance Sheet” for the nine-month periods ended September 30, 2008 and 2007.

Net interest income of $9,288,000 for the nine months ended September 30, 2008, compares to $10,307,000 for the same nine-month period in 2007, a decrease of $1,019,000 or 9.9%. The net interest margin is expected to continue decreasing in 2008.

Total non-interest income for the nine-month period ended September 30, 2008, of $1,441,000 compares to $1,076,000 for the same nine-month period in 2007, an increase of $365,000 or 33.9%. The net Non-sufficient funds fees and overdraft fees increased $34,000 due to an increase in Non-sufficient funds activity. Gains on sale of loans increased $19,000. Bank Owned Life Insurance (BOLI) income increased $289,000 primarily due to a benefit payout of approximately $234,000. Approximately $55,000 of the increase is due to the additional $2.0 million Bank Owned Life Insurance (BOLI) purchased on certain Bank officers.

Total non-interest expense of $6,477,000 for the nine months ended September 30, 2008, compares to $6,181,000 for the same nine-month period in 2007. This represents an increase of $296,000 or 4.8%. Salary and employee benefits increased approximately $172,000. The expenses are due to normal increases in salaries and employee benefits. Occupancy and Equipment costs increased approximately $68,000; approximately $55,000 is due to increased depreciation expense on updated branch facilities and updated technologies in the computer network area in the last year. Approximately $9,000 of the increase was attributable to snow related expenses associated with more severe winter weather conditions in early 2008. Professional fees increased approximately $53,000, which includes additional auditing fees for SOX 404 compliance and other regulatory requirements such as Bank Secrecy Act and Gramm-Leach-Bliley Act, increasing regulatory examination costs, and legal expenses. Franchise tax expense to the State of Ohio increased approximately $20,000. The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2008 and 2007

Net income for the three-month period ended September 30, 2008, was $1,098,000, a decrease of $76,000 or 6.5% from the $1,174,000 reported at September 30, 2007.

Total interest income of approximately $4,618,000 for the three-month period ended September 30, 2008, compares to $5,496,000 for the same period in 2007, a decrease of $878,000 or 16.0%. The decrease in total interest income is primarily attributable to a decrease in the loan category. Interest and fees on loans decreased $789,000 or 18.6% for the three-month period ended September 30, 2008 compared to the same period for 2007. The decrease in interest and fees on loans is due to both a decrease in the volume of principal loan balances and the yields earned on the underlying balances. Average loan balances were $201,033,000 compared to $202,252,000 and the yield was 6.86% compared to 8.38% for this three-month period of 2008 and 2007, respectively. See “Average Balance Sheet” for the three-month periods ended September 30, 2008 and 2007. The increase in interest on taxable investment securities of $145,000 was primarily attributable to an increase in the average balances outstanding. The average balances of taxable investment securities were $55,474,000 for 2008 compared to $41,571,000 for 2007 and the yield was 4.93% compared to 5.19% for this three-month period of 2008 and 2007 respectively. See “Average Balance Sheet” for the three-month periods ended September 30, 2008 and 2007.

Total interest expense of $1,527,000 for the three-month period ending September 30, 2008, represents a decrease of $561,000 from the $2,088,000 reported for the same three-month period in 2007. The decrease in interest expense on deposits of $521,000 is due mainly to the decreases in the average rate paid on the underlying balances of the interest bearing liabilities, specifically the Time deposits. The cost of Time deposits was 3.52% compared to 4.73% for this three-month period of 2008 and 2007, respectively and the cost of interest bearing deposits was 2.50% compared to 3.50% for this three-month period of 2008 and 2007 respectively. The average time deposits were $149,429,000 for this three-month period of 2008 compared to $147,624,000 for the same three months of 2007. Average interest-bearing deposits were $239,361,000 for this three-month period of 2008 compared to $229,885,000 for the same three months of 2007. See “Average Balance Sheet” for the three-month periods ended September 30, 2008 and 2007.

Net interest income of $3,091,000 for the three months ended September 30, 2008, compares to $3,408,000 for the same three-month period in 2007, a decrease of $317,000 or 9.3%. The net interest margin is expected to continue decreasing in 2008.

Total non-interest income for the three-month period ended September 30, 2008, of $393,000 compares to $377,000 for the same three-month period in 2007, an increase of $16,000 or 4.2%. Service charges on checking accounts contributed approximately $5,000 to the increase. Non-sufficient funds (NSF) fees and Overdraft fees decreased $8,000. Approximately $19,000 of the increase was due to income from the Bank-Owned Life Insurance (BOLI), which was due to the additional $2 million purchased in the first quarter of 2008. The changes in the remaining income accounts were attributable to increases/decreases in items that are normal and recurring in nature.

Total non-interest expense of $2,186,000 for the three months ended September 30, 2008, compares to $2,113,000 for the same three-month period in 2007. This represents an increase of $73,000 or 3.3%. Salary and employee benefits increased $70,000. The expense was due to normal recurring employee cost increase for salary and employee benefits and staff additions. Occupancy and equipment expenses increased $13,000 or 5.4%, of which, approximately $17,000 is due to increased depreciation expense on updated branch facilities and updated technologies in the computer network area in the last year; and general equipment costs decreased approximately $4,000. The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

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

Cash and amounts due from depository institutions and federal funds sold totaled $34,163,000 at September 30, 2008. These assets provide the primary source of liquidity for the Company. In addition, management has designated a portion of the investment portfolio, $57,050,000 as available for sale and has an available unused line of credit of $41,766,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at September 30, 2008. As of September 30, 2008, the Company had commitments to fund loans of approximately $2,859,000 and unused lines of credit totaling $39,446,000.

Cash was provided during the nine month period ended September 30, 2008, mainly from operating activities of $2.5 million, and the net increase in deposits of $2.8 million, the maturities and repayments of investment securities of $14.7 million, and the proceeds from a Bank Owned Life Insurance (BOLI) benefit payment of $.4 million. Cash was used during the nine month period ended September 30, 2008, mainly to fund a net increase in loans of $1.8 million, for the purchase of investment securities of $21.1 million, to purchase an additional $2.0 million of Bank Owned Life Insurance (BOLI), and to reduce $.9 million in Federal Home Loan Bank advances and short-term borrowings. In addition, $.2 million was used to purchase equipment, $.5 million was used to purchase Treasury Stock, and $.9 million was used to pay dividends to shareholders. Cash and cash equivalents totaled $34.2 million at September 30, 2008, a decrease of $7.0 million from $41.2 million at December 31, 2007.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at September 30, 2008, and December 31, 2007. The Company ceased accruing interest on residential mortgages secured by real estate and consumer loans when principal or interest payments are delinquent 90 days or more. Commercial loans, that are 90 days or more past due, are reviewed by the Executive Vice President and the loan officer to determine whether they will be classified as nonperforming. These officers review various factors, which include, but are not limited to, the timing of the maturity of the loan in relation to the ability to collect, whether the loan is deemed to be well secured, whether the loan is in the process of collection, and the favorable results of the analysis of customer financial data. A nonperforming loan will only be re-classified as a performing loan when stringent criteria have been met. At the time the accrual of interest is discontinued, future income is recognized only when cash is received or the loan has been returned to performing loan status. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

	September 30, 2008	December 31, 2007
	(dollars in thousands)
Loans on nonaccrual basis	$106	$839
Loans past due 90 days or more	145	—
Renegotiated loans	—	—

Total nonperforming loans	$251	$839

Other real estate	—	—
Repossessed assets	—	—

Total nonperforming assets	$251	$839

Nonperforming loans as a percent of total loans	0.13%	0.42%

Nonperforming loans as a percent of total assets	0.07%	0.25%

Nonperforming assets as a percent of total assets	0.07%	0.25%

Management monitors impaired loans on a continual basis. As of September 2008, impaired loans had no material effect on the Company’s financial position or results from operations.

The allowance for loan losses at September 30, 2008, totaled $2,483,000 or 1.24% of total loans as compared to $2,510,000 or 1.26% at December 31, 2007. Provisions for loan losses were $0 for the nine months ended September 30, 2008 and $127,000 for the nine months ended September 30, 2007.

The level of funding for the provision is a reflection of the overall loan portfolio. Nonperforming loans consist of approximately $84,000 in commercial real estate and $167,000 in one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion.

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

	Period Ended
	2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$201,277,236	$10,862,950	7.20%	$203,297,871	$12,740,769	8.36%
Securities-taxable (4)	54,079,797	2,048,880	5.05%	38,842,068	1,501,478	5.15%
Securities-nontaxable (4)	30,811,689	996,637	4.31%	31,828,071	1,050,831	4.40%
Securities-Equity (4,5)	1,697,923	69,349	5.45%	1,680,628	72,596	5.76%
Federal funds sold	25,108,478	454,919	2.42%	23,200,924	913,114	5.25%

Total interest earnings assets	312,975,123	14,432,735	6.15%	298,849,562	16,278,788	7.26%

Noninterest earning assets:
Cash and due from other institutions	11,517,628			10,507,877
Premises and equipment, net	6,519,352			5,817,197
Accrued interest	1,381,096			1,453,017
Other assets	7,711,671			5,837,800
Less allowance for loan losses	(2,495,053)			(2,451,509)

Total noninterest earnings assets	24,634,694			21,164,382

Total Assets	$337,609,817			$320,013,944

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	26,721,053	84,687	0.42%	27,141,403	119,554	0.59%
Money market accounts	21,114,047	261,374	1.65%	19,467,642	394,599	2.70%
Savings deposits	38,560,113	205,903	0.71%	37,214,597	284,516	1.02%
Time deposits	152,513,352	4,481,110	3.92%	142,018,599	4,939,164	4.64%
Short term borrowings	5,328,085	14,410	0.36%	5,168,874	108,132	2.79%
Federal Home Loan Advances	2,250,118	97,533	5.78%	2,941,388	126,123	5.72%

Total interest bearing liabilities	246,486,768	5,145,017	2.78%	233,952,503	5,972,088	3.40%

Noninterest bearing liabilities:
Demand deposits	48,267,996			44,239,812
Accrued expenses and other liabilities	3,316,456			3,298,436

Total noninterest bearing liabilities	51,584,452			47,538,248

Shareholders’ equity	39,538,597			38,523,193

Total Liabilities and Shareholders’ Equity	$337,609,817			$320,013,944

Net interest income		$9,287,718			$10,306,700

Interest rate spread (6)			3.37%			3.86%

Net yield on interest earning assets (7)			3.96%			4.60%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $275,000 and $266,000 in 2008 and 2007, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Period Ended
	2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$201,033,218	$3,447,195	6.86%	$202,251,651	$4,235,981	8.38%
Securities-taxable (4)	55,474,344	684,079	4.93%	41,570,652	539,209	5.19%
Securities-nontaxable (4)	31,967,024	342,897	4.29%	32,887,881	363,217	4.42%
Securities-Equity (4,5)	1,714,703	20,703	4.83%	1,680,910	24,057	5.72%
Federal funds sold	24,724,312	122,908	1.99%	25,991,815	333,295	5.13%

Total interest earnings assets	314,913,601	4,617,782	5.87%	304,382,909	5,495,759	7.22%

Noninterest earning assets:
Cash and due from other institutions	$12,041,897			$10,729,460
Premises and equipment, net	6,465,752			5,993,462
Accrued interest	1,265,083			1,443,927
Other assets	8,015,000			5,889,582
Less allowance for loan losses	(2,485,320)			(2,501,740)

Total noninterest earnings assets	25,302,412			21,554,691

Total Assets	$340,216,013			$325,937,600

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	$27,419,713	$27,969	0.41%	$26,230,167	$39,194	0.60%
Money market accounts	23,066,191	87,712	1.52%	19,681,760	138,136	2.81%
Savings deposits	39,446,537	63,245	0.64%	36,348,964	93,738	1.03%
Time deposits	149,428,729	1,314,905	3.52%	147,623,817	1,744,225	4.73%
Short term borrowings	5,387,011	3,120	0.23%	5,443,314	33,163	2.44%
Federal Home Loan Advances	2,080,994	30,119	5.79%	2,765,560	39,453	5.71%

Total interest bearing liabilities	246,829,175	1,527,070	2.47%	238,093,582	2,087,909	3.51%

Noninterest bearing liabilities:
Demand deposits	50,307,203			45,370,443
Accrued expenses and other liabilities	4,391,342			4,659,626

Total noninterest bearing liabilities	54,698,545			50,030,069

Shareholders’ equity	38,688,293			37,813,949

Total Liabilities and Shareholders’ Equity	$340,216,013			$325,937,600

Net interest income		$3,090,712			$3,407,850

Interest rate spread (6)			3.40%			3.71%

Net yield on interest earning assets (7)			3.93%			4.48%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $89,000 and $100,000 in 2008 and 2007, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Nine-Month Period Ended September 2008 Compared to 2007 Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$(169)	$(1,709)	$(1,878)
Securities-taxable	785	(237)	548
Securities-nontaxable	(45)	(9)	(54)
Securities-equities	1	(5)	(4)
Federal funds sold	100	(558)	(458)

Total interest earning Assets	672	(2,518)	(1,846)

Interest expense
Interest bearing demand	(2)	(33)	(35)
Money market accounts	44	(178)	(134)
Savings deposits	14	(92)	(78)
Time deposits	487	(945)	(458)
Short-term borrowing	4	(98)	(94)
Federal Home Loan Bank
Advances	(40)	12	(28)

Total interest bearing Liabilities	507	(1,334)	(827)

Net change in net interest income	$165	$(1,184)	$(1,019)

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

	Three-Month Period Ended September 2008 Compared to 2007 Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$(102)	$(687)	$(789)
Securities-taxable	722	(577)	145
Securities-nontaxable	(41)	21	(20)
Securities-equities	2	(5)	(3)
Federal funds sold	(65)	(146)	(211)

Total interest earning Assets	516	(1,394)	(878)

Interest expense
Interest bearing demand	7	(18)	(11)
Money market accounts	95	(145)	(50)
Savings deposits	32	(63)	(31)
Time deposits	85	(514)	(429)
Short-term borrowing	(1)	(29)	(30)
Federal Home Loan Bank
Advances	(39)	29	(10)

Total interest bearing Liabilities	179	(740)	(561)

Net change in net interest income	$337	$(654)	$(317)

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A - Risk Factors

In addition to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2007, the following risk factors could affect the Company’s business, financial condition or results of operations.

Government Regulation and Supervision

As indicated in the Company’s discussion of risk factors contained in its annual report on Form 10-K for the fiscal year ended, December 31, 2007, the banking industry is heavily regulated, and it is difficult to predict the effect that any changes in regulation will have on the Bank’s future business and earnings prospects. In that respect, on October 3, 2008 President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”) for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to the authority provided by EESA, various programs have been proposed or are currently in the process of being implemented, including but not limited to, a program pursuant to which the U.S. Treasury will acquire senior preferred stock and warrants for the purchase of common stock from participating financial institutions (the “TARP Capital Purchase Program”). Any programs established under the EESA may ultimately result in the banking and financial services industry becoming even more heavily regulated, and compliance with new regulations may increase the Company’s costs and subject it to additional restrictions. However, it is impossible for the Company to predict with certainty the impact these programs and any related regulatory changes will ultimately have on the business of the Company.

Economic Conditions

The Company’s success depends significantly on the economic conditions of the local markets in which it operates. Currently, increased concern over the stability of the financial markets in general has led to a widespread tightening of credit, and the local economies within which the Company operates have been affected by the current economic situation impacting the broader economy. Further general economic and market–related developments also have the potential to negatively affect the Company’s primary markets, which in turn could negatively impact the financial condition and performance of the Company.

In addition, there can be no assurance regarding the actual impact that the EESA, its implementing regulations, and any related U.S. Treasury or any other governmental program will have on the financial markets. The failure of the EESA and any measures implemented thereunder to stabilize the financial markets could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Item 2 - Unregistered sales of equity securities and use of proceeds

The Company did not engage in any unregistered sales of its securities during the quarter ended September 30, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 30, 2008	376	$113.77	N/A	N/A
August 1 – 31, 2008	1,009	$113.91	N/A	N/A
September 1 – 30, 2008	444	$114.73	N/A	N/A
Total (1)	1,829	$114.08	N/A	N/A

(1)	1,829 shares of common stock were purchased by Killbuck Bancshares in open-market transactions.

Item 3 - Default upon senior securities

None

Item 4 - Results of votes of security holders

None

Item 5 - Other Information

None

Item 6 - Exhibits

The following exhibits are included in this report or incorporated herein by reference:

3.1(i)	Articles of Incorporation of Killbuck Bancshares, Inc.*

3.1(ii)	Amendment to the Articles of Incorporation of Killbuck Bancshares, Inc. increasing authorized shares. **

3.2	Code of Regulations of Killbuck Bancshares, Inc.*

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

99.1	Report of Independent Registered Public Accounting Firm

*	Incorporated by reference to an identically numbered exhibit to the Form 10 (file No. 0-24147) filed with SEC on April 30, 1998 and subsequently amended on July 8, 1998 and July 31, 1998.
**	Incorporated by reference to Registrant’s report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 13, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Killbuck Bancshares, Inc.

Date: November 12, 2008	By:	/s/ Luther E. Proper
Luther E. Proper
President and Chief Executive Officer

Date: November 12, 2008	By:	/s/ Diane Knowles
Diane Knowles
Chief Financial Officer