Form 10-K
period 2008-12-31
KILLBUCK BANCSHARES INC
filed 2009-03-26
CIK 1060455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 [FEE REQUIRED]

For the Fiscal Year Ended December 31, 2008

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant, calculated by reference to the stock valuation done on Killbuck Bancshares, Inc. common stock as of June 30, 2008 was $71,358,478 (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

There were 621,482 shares of no par value common stock outstanding as of December 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Year ended December 31, 2008. (Part II, III and IV)

2.	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2009 for the Year ended December 31, 2008. (Part III)

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

The Company, through its subsidiary, The Killbuck Savings Bank Company, conducts the business of a commercial banking organization. At December 31, 2008, the Company and its subsidiary had consolidated total assets of $341,337,823 and consolidated total equity of $42,935,598. The capital of the Company consists of 1,000,000 authorized shares of capital stock, no par value of which 621,482 shares were outstanding at December 31, 2008 to 1,001 shareholders.

The Bank is a state banking Company. The Bank is regulated by the Ohio Division of Financial Institutions (“ODFI”) and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent permitted by law and, as a subsidiary of the Company, is regulated by the Federal Reserve Board.

Employees

As of December 31, 2008, the Bank had 100 full-time and 28 part-time employees. The Company had no employees. The Bank provides a number of benefits for its full-time employees, including health and life insurance, pension, workers’ compensation, social security, paid vacations, and numerous bank services. No employees are union participants or subject to a collective bargaining agreement.

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

There are eight financial institutions operating in Holmes County. As of June 30, 2008 (the most recent date for which information is available), the Bank had the largest market share with $233.4 million in total deposits as of such date, representing a market share of 43.3%. The institution with the second largest market share had deposits of $193.3 million as of such date, representing a market share of 35.9%. The Bank had total assets as of December 31, 2008, of $341.3 million compared to the other institution’s total assets of $425 million as of such date.

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

At December 31, 2008, the Company’s respective total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory requirements. See Note 17 in the audited consolidated financial statements included in the Annual Report and incorporated herein by reference in the report as Exhibit 13.

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

FDIC Deposit Insurance and Assessments

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

The FDIC imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of an institution’s deposits. Institutions classified as well capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered substantial supervisory concerns pay the highest premium. Because the Bank is presently “well capitalized” it pays the minimum deposit insurance premiums.

On October 7, 2008, as a result of decreases in the reserve ratio of the DIF, the FDIC issued a proposed rule establishing a Restoration Plan for the DIF. The rulemaking proposed that, effective January 1, 2009, assessment rates would increase uniformly by seven basis for the first quarter 2009 assessment period. The rulemaking proposed to alter the way in which the FDIC’s risk-based assessment system differentiates for risk and set new deposit insurance assessment rates, effective April 1, 2009. Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustment to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from eight to 77.5 basis points of the institution’s deposits. On December 22, 2008, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. However, the FDIC approved an extension of the comment period on the parts of the proposed rulemaking that would become effective on April 1, 2009. The FDIC expects to issue a second final rule early in 2009, to be effective April 1, 2009, to change the way that the FDIC’s assessment differentiates for risk and to set new assessment rates beginning with the second quarter of 2009. On February 27, 2009, the FDIC proposed an emergency assessment charged to all financial institutions of 0.20% of insured deposits as of June 30, 2009, payable on September 30, 2009. In March of 2009, the FDIC reduced the amount the proposed assessment to 0.10% of insured deposits as of June 30, 2009.

Recent Legislation

In response to recent unprecedented financial market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA authorizes the U.S. Treasury Department to provide up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (TARP). Of this amount, Treasury allocated $250 billion to the TARP Capital Purchase Program. On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury. The Secretary’s authority under TARP expires on December 31, 2009 unless the Secretary certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010. The Company has determined to not participate in the TARP Capital Purchase Program.

Before and after EESA, there have been numerous actions by the Federal Reserve Board, Congress, the Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts, including the American Recovery and Reinvestment Act. In addition, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. This increased governmental action may increase our costs and limit our ability to pursue certain business opportunities.

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

Reports to Security Holders

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy solicitation materials, as applicable, under Commission Regulation 14A. The public may read and copy any materials the Company files with the Commission at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov. The Company’s Internet website is http://www.killbuckbank.com. The proxy statement and annual report to security holders are available at http://materials.proxyvote.com/494113.

Item 1A	Risk Factors

Not applicable to Smaller Reporting Companies.

Item 1B	Unresolved Staff Comments

None

Item 2	Description of Property

Properties

The Company owns no real property but utilizes the main office of the Bank. The Company’s and the Bank’s executive offices are located at 165 North Main Street, Killbuck, Ohio. The Company pays no rent or other form of consideration for the use of this facility. All offices are owned by the Bank. The Bank has seven offices located in Holmes County (1), two in Knox County (2), and one in Tuscarawas County (3). The Berlin Office relocated in November 2007, and an ATM remains at the old Berlin Branch location. The Bank’s total investment in office property and equipment was $11.3 million with a net book value $6.3 million at December 31, 2008. The offices are at the following locations.

Main Office: (1)	ATM Location Berlin (1)	Mt. Hope Branch (1)
165 North Main Street Killbuck, Ohio 44637	4853 East Main Street Berlin Ohio 44610	8115 State Rt. 241 Mt. Hope, Ohio 44660

Millersburg North Branch (1)	Millersburg South Branch (1)	Millersburg Loan Annex (1)
181 N. Washington Street Millersburg, Ohio 44654	1642 S. Washington Street Millersburg, Ohio 44654	164 N. Clay Street Millersburg, Ohio 44654

German Village Branch (1)	Sugarcreek Branch (3)	Apple Valley Branch (2)
4900 Oak Street Berlin, Ohio 44610	1035 W. Main Street Sugarcreek, Ohio 44681	21841 Plank Road Howard, Ohio 43028

Danville Branch (2)	Berlin Branch (1)
701 S. Market Street Danville, Ohio 43014	4790 Township Road 366 Millersburg, Ohio 44654

Item 3	Legal Proceedings

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

As of December 31, 2008, the Company had 1,001 shareholders of record, as calculated by excluding individual participants in securities positions listings, who collectively held 621,482 of the 1,000,000 authorized shares of the Company’s no par value stock.

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

Quarter Ended		High	Low	Cash Dividends Paid
2008	March 31	$119.74	$114.44	N/A
	June 30	115.40	113.77	$1.45
	September 30	116.36	113.91	N/A
	December 31	116.36	115.48	$1.50

2007	March 31	$113.47	$111.17	N/A
	June 30	114.56	113.13	$1.35
	September 30	117.76	115.43	N/A
	December 31	119.14	116.49	$2.40

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

For information on dividends per share, net income per share and ratio of dividends to net income per share see the Selected Financial Data of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2008, included in this report as Exhibit 13 and is incorporated herein by reference.

The ability of the Company to pay dividends will depend on the earnings of its subsidiary bank and its financial condition, as well as other factors such as market conditions, interest rates and regulatory requirements. Therefore, no assurances may be given as to the continuation of the Company’s ability to pay dividends or maintain its present level of earnings. For a discussion on subsidiary dividends see Note 16 to the audited Consolidated Financial Statements of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2008, included in this report as Exhibit 13 and is incorporated herein by reference.

The common stock of the Company is not subject to any redemption provisions or restrictions on alienability. The common stock is entitled to share pro rata in dividends and in distributions in the event of dissolution or liquidation. There are not any options, warrants, privileges nor other rights with respect to Company stock at the present time, nor are any such rights proposed to be issued.

Unregistered Sales of Equity Securities and Use of Proceeds

None

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2008	2,957	$116.16	N/A	N/A
November 1 – 30, 2008	30	$116.36	N/A	N/A
December 1 – 31, 2008	919	$115.48	N/A	N/A
Total (1)	3,906	$116.00	N/A	N/A

(1)	3,906 shares of common stock were purchased by Killbuck Bancshares in open-market transactions.

Item 6	Selected Financial Data

Selected Financial Data of the annual report to shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2008, included in this report as part of Exhibit 13, is incorporated herein by reference.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report to Shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2008, included in this report as Exhibit 13, and is incorporated herein by reference. Additional statistical information noted below is provided pursuant to SEC’s Industry Guide 3, Statistical Disclosure by Bank Holding Companies.

Investment Portfolio

Book Value of Investments

Book values of investment securities at December 31 are as follows (in thousands):

	2008	2007	2006	2005	2004
Securities available for sale:
Obligations of U.S. Government Agencies and Corporations	$50,939	$53,116	$34,753	$14,307	$9,754

Mutual Funds	611	1,000	—	—	—

Total available for sale	51,550	54,116	34,753	14,307	9,754

Securities held to maturity:
Obligations of States and Political subdivisions	32,169	29,552	29,993	30,771	35,564
Corporate securities	—	—	—	—	451

Total held to maturity	32,169	29,552	29,993	30,771	36,015

Total	$83,719	$83,668	$64,746	$45,078	$45,769

MATURITY SCHEDULE OF INVESTMENTS

The following table presents the investment portfolio, the weighted average yield and maturities at December 31, 2008 (dollars in thousands):

	Within three months		After three months but Within one year		After one year but Within five years		After five but Within ten years		After 10 years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Available for Sale (1) MBS	$20	5.00%	$96	5.50%	$797	4.21%	$1,000	5.60%	$287	5.31%	$2,200

Obligations of U.S. Government Agencies and Corporations	$—	0.00%	$2,062	4.50%	$31,759	4.82%	$14,917	4.87%	$—	0.00%	$48,738

Mutual Funds	$—	0.00%	$611	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$611

Total	$20	5.00%	$2,769	3.54%	$32,556	4.81%	$15,917	4.92%	$287	5.31%	$51,549

Held to Maturity Obligations of States and Political subdivisions (2)	$200	3.49%	$4,131	6.04%	$13,870	4.38%	$13,307	3.99%	$661	4.18%	$32,169

Total	$200	3.49%	$4,131	6.04%	$13,870	4.38%	$13,307	3.99%	$661	4.18%	$32,169

(1)	The weighted average yield has been computed using the historical amortized cost for available for sale securities.
(2)	Weighted average yields on nontaxable obligations have been computed based on actual yield stated on the security.

Excluding holdings of U.S. Treasury and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the Bank’s shareholder equity at December 31, 2008.

TYPES OF LOANS

The following table presents the composition of the loan portfolio and the percentage of loans by type as follows (dollars in thousands):

	December 31,
	2008		2007		2006		2005		2004
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real estate-residential	$72,663	35.8%	$72,858	36.6%	$77,025	39.6%	$90,976	43.5%	$97,811	45.0%
Real estate-farm	8,843	4.4	9,967	5.0	13,368	6.9	14,550	7.0	12,309	5.6
Real estate-commercial	59,505	29.3	59,817	30.0	50,147	25.8	47,312	22.7	47,226	21.8
Real estate-construction	12,077	5.9	7,778	3.9	10,917	5.6	9,447	4.5	11,000	5.1
Commercial and other	43,239	21.3	41,678	20.9	36,225	18.6	38,399	18.4	40,752	18.8
Consumer and credit card	6,901	3.3	7,201	3.6	6,941	3.5	8,217	3.9	8,075	3.7

	$203,228	100.0%	$199,299	100.0%	$194,623	100.0%	$208,901	100.0%	$217,173	100.0%

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

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATE

The following table presents maturity distribution and interest rate sensitivity of real estate – commercial, real estate – construction and commercial and other loans at December 31, 2008 (dollars in thousands):

	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total
Real estate – commercial	$23,673	$30,650	$5,182	$59,505
Real estate – construction	8,877	3,007	193	12,077
Commercial and other	31,198	9,853	2,188	43,239

	$63,748	$43,510	$7,563	$114,821

Fixed interest rates	$7,382	$13,007	$5,655	$26,044
Variable interest rates	56,366	30,503	1,908	88,777

	$63,748	$43,510	$7,563	$114,821

RISK ELEMENTS

Loans are subject to ongoing periodic monitoring by management and the board of directors. The Company ceases accruing interest on residential mortgages secured by real estate and consumer loans when principal or interest payments are delinquent 90 days or more. Commercial loans that are 90 days or more past due are reviewed by the Executive Vice President and the loan officer to determine whether they will be classified as nonperforming. These officers review various factors which include, but are not limited to, the timing of the maturity of the loan in relation to the ability to collect, whether the loan is deemed to be well secured, whether the loan is in the process of collection, and the favorable results of the analysis of customer financial data. A nonperforming loan will only be re-classified as a performing loan when stringent criteria have been met. At the time the accrual of interest is discontinued, future income is recognized only when cash is received or the loan has been returned to performing loan status. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower. At December 31, 2008, the non-accrual loans are comprised of two loans. The commercial loan is approximately $51,000 secured by equipment and real estate. The residential loan is approximately $22,000; it is secured by real estate. The following table presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, renegotiated loans, other real estate and repossessed assets at December 31, (dollars in thousands).

	December 31,
	2008	2007	2006	2005	2004
Loans on nonaccrual basis	$73	$839	$471	$632	$1,095

Loans past due 90 days or more	—	—	—	—	—

Renegotiated loans	—	—	—	—	—

Total nonperforming loans	73	839	471	632	1,095

Other real estate	—	—	80	700	—

Repossessed assets	—	—	—	—	—

Total nonperforming assets	$73	$839	$551	$1,332	$1,095

Nonperforming loans as a percent of total loans	.04%	.42%	.24%	.30%	.50%

Nonperforming loans as a percent of total assets	.02%	.25%	.15%	.21%	.37%

Nonperforming assets as a percent of total assets	.02%	.25%	.18%	.45%	.37%

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $14,000 and the amount of interest income that was recognized was $0 for the year ended December 31, 2008.

There are not any loans as of December 31, 2008, other than those disclosed above, where known information about the borrower caused management to have serious doubts about the borrower’s ability to comply with their contractual repayment obligations. There are no concentrations of loans to borrowers engaged in similar activities, which exceed 10% of total loans of which management is aware. Based upon the ongoing quarterly review and assessment of credit quality, management is not aware of any trends or uncertainties related to any accounts which might have a material adverse effect on future earnings, liquidity or capital resources.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
Allowance for loan losses at beginning of year	$2,510	$2,394	$2,313	$2,646	$2,702
Provision charged to expense	61	127	215	377	225
Charge-offs:
Real estate-residential	19	6	212	4	17
Real estate-farm	—	—	—	—	—
Real estate-commercial	33	71	92	500	—
Real estate-construction	—	—	—	—	—
Commercial and other	37	16	181	228	311
Consumer and credit card	24	39	9	52	28

Total charge-offs	113	132	494	784	356

Recoveries:
Real estate-residential	—	57	32	—	1
Real estate-farm	—	—	—	—	—
Real estate-commercial	42	27	308	—	—
Real estate-construction	—	—	—	—	—
Commercial and other	14	16	—	25	13
Consumer and credit card	11	21	20	49	61

Total recoveries	67	121	360	74	75

Net charge-offs	46	11	134	710	281

Business acquisition	—	—	—	—	—

Allowance for loan losses at end of period	$2,525	$2,510	$2,394	$2,313	$2,646

Total loans outstanding	$203,228	$199,299	$194,623	$208,901	$217,173

Average loans outstanding	$201,179	$202,692	$202,525	$215,486	$213,463

Allowance for loan losses as a percent of total loans	1.24%	1.26%	1.23%	1.11%	1.22%

Net charge-offs as a percent of average loans	.02%	.01%	.07%	.33%	.13%

The Bank reviews the adequacy of its allowance for loan losses on a quarterly basis. In determining the adequacy of its allowance account the Bank makes general allocations based upon loan categories, nonaccrual, past due and classified loans. After general allocations, the Bank makes specific allocations for individual credits. The Bank has determined that the reserve is adequate as of December 31, 2008, based upon its analysis and experience. However, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses.

The following table presents management’s estimate of the allocation of the allowance for loan losses among the loan categories, although the entire allowance balance is available to absorb any actual charge-offs that may occur, along with the percentage of loans in each category to total loans for the years ended December 31 (dollars in thousands):

	2008		2007		2006		2005		2004
	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans
Real estate – residential	$524	35.8%	$621	36.6%	$540	39.6%	$323	43.5%	$478	45.0%
Real estate – farm	212	4.4	21	5.0	60	6.9	—	7.0	58	5.7
Real estate – commercial	990	29.3	566	30.0	451	25.8	257	22.7	755	21.7
Real estate – construction	—	5.9	—	3.9	—	5.6	—	4.5	—	5.1
Commercial and other loans	544	21.3	1,191	20.9	1,181	18.6	1,598	18.4	1,034	18.8
Consumer and credit loans	255	3.3	111	3.6	162	3.5	135	3.9	321	3.7

	$2,525	100.0%	$2,510	100.0%	$2,394	100.0%	$2,313	100.0%	$2,646	100.00%

CONTRACTUAL OBLIGATIONS

The following table presents, as of December 31, 2008, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the financial statements for December 31, 2008, attached hereto as Exhibit 13 to this Form 10K.

(In thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Borrowed funds	9,10	7,085	752	262	149	8,248

Certificates of Deposit	8	112,743	23,556	7,968	5	144,272

Operating Leases	13	19	40	41	233	333

Deposits without a stated maturity		144,675				144,675

The Company entered into an operating lease to lease 1,600 square feet with a drive-thru facility within the German Village Store in Berlin, Ohio, which began in April 2004 and expires in the year 2024 with an additional ten-year option.

COMMITMENTS

The following table details the amounts and expected maturities of significant commitments as of December 31, 2008. Further discussion of these commitments is included in Note 15 to the financial statements as of December 31, 2008, attached hereto as Exhibit 13 to this Form 10K.

(In thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Commitments to extend credit Commercial	20,673	556	—	—	21,229
Residential real estate	4,390				4,390
Revolving home equity				13,506	13,506
and credit card lines	3,063				3,063
Standby letters of credit	895				895

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to Smaller Reporting Companies.

Item 8	Financial Statements and Supplementary Data

The report of independent auditors and consolidated financial statements included in the Annual Report to shareholders of Killbuck Bancshares, Inc. for the year ended December 31, 2008, included in this report as Exhibit 13, are incorporated herein by reference.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management is required to evaluate, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and did so most recently for its financial reporting as of December 31, 2008. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2008. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

The following table lists the Executive Officers of the Company and its subsidiary, Killbuck Savings Bank Company, and certain other information with respect to each individual, as of December 31, 2008. The information required by this item with respect to Directors and other executive officers of the Company and its subsidiary, Killbuck Savings Bank Company, is incorporated herein by reference to the information under the heading “Election of Directors and Information with Respect to Directors and Officers” in the Proxy Statement of the Company. The information required regarding disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the information under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement of the Company.

Name	Age	All Positions with Company and Bank
Luther E. Proper	59	President and CEO of the Company and the Bank since 1991. Vice-chairman of the Board of Directors of both the Company and the Bank since 2001.

Craig A. Lawhead	51	Vice president and treasurer of Company since 1992; Executive vice president of bank since 1991.

Diane S. Knowles	46	Vice president and secretary of Company since July, 2000; Senior vice president and Chief Financial Officer of Bank since June, 2000.

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

Information required by this item is incorporated herein by reference to the information under the heading “Principal Shareholders” and “Security Ownership of Management” in the Proxy Statement of the Company. The Company currently has no equity compensation plans or arrangements, such as stock option or restricted stock arrangements, pursuant to which equity securities of the Company are authorized for issuance.

Item 13	Certain Relationships and Related Transactions

Information required by this item is incorporated herein by reference to the information under the heading “Director Independence and Related Party Transactions” in the Proxy Statement of the Company and in Note 4 of the Notes to Consolidated Financial statements included in the Annual Report to Shareholders for the year ended December 31, 2008, included in this report as Exhibit 13, and incorporated herein by reference.

Item 14	Principal Accountant Fees and Services

Information required by this item is incorporated here in by reference to the information under the heading “Audit Committee Report” in the Proxy Statement of the Company.

PART IV

Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8

Financial Statements and Schedules

The following consolidated financial statements of Killbuck Bancshares, Inc. and subsidiary, included in the Annual Report to Shareholders for the year ended December 31, 2008, are incorporated by reference in item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet at December 31, 2008 and 2007

Consolidated Statement of Income for the Years ended December 31, 2008, 2007 and 2006

Consolidated Statement of Changes in Shareholders’ Equity for the Years ended December 31, 2008, 2007 and 2006

Consolidated Statement of Cash Flows for the Years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Schedules are omitted because they are inapplicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Exhibits

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit Number	Description
3(i)	Certificate and Articles of Incorporation of Killbuck Bancshares, Inc.*

3(ii)	Code of regulations of Killbuck Bancshares, Inc.*

10.1	Employment Agreement dated April 23, 2007 between Killbuck Savings Bank Company and Luther E. Proper. **

10.2	Employment Agreement dated April 23, 2007 between Killbuck Savings Bank Company and Craig A. Lawhead. **

10.3	Employment Agreement dated April 23, 2007 between Killbuck Savings Bank Company and Diane S. Knowles. **

12	Statement regarding computation of ratios.

13	Portions of the 2009 Annual Report to Shareholders

21	Subsidiary of the Holding Company.*

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

*	Incorporated by reference to an identically numbered exhibit to the Form 10 (File No. 000-24147) filed with the SEC on April 30, 1998 and subsequently amended on July 8, 1998 and July 31, 1998.
**	Incorporated by reference to an identically numbered exhibit to the Form 8-K filed with the SEC on April 27, 2007.

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

Signatures	Description	Date

/s/ Luther E. Proper	President, Chief Executive Officer and Director	March 25, 2009
Luther E. Proper

/s/ John W. Baker	Director	March 25, 2009
John W. Baker

/s/ Ted Bratton	Director	March 23, 2009
Ted Bratton

/s/ Gail E. Patterson	Director	March 25, 2009
Gail E. Patterson

/s/ Allan R. Mast	Director	March 23, 2009
Allan R. Mast

/s/ Max A. Miller	Director	March 23, 2009
Max A. Miller

/s/ Dean J. Mullet	Director	March 25, 2009
Dean J. Mullet

/s/ Kenneth E. Taylor	Director	March 25, 2009
Kenneth E. Taylor

/s/ Michael S. Yoder	Director	March 25, 2009
Michael S. Yoder

/s/ Diane S. Knowles	Chief Financial and Chief Accounting Officer	March 25, 2009
Diane S. Knowles