Form 10-Q
period 2009-03-31
KILLBUCK BANCSHARES INC
filed 2009-05-13
CIK 1060455

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

Class: Common Stock, no par value

Outstanding at May 5, 2009: 619,090

KILLBUCK BANCSHARES, INC.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$18,288,991	$31,868,633
Federal funds sold	6,003,000	8,448,000

Total cash and cash equivalents	24,291,991	40,316,633

Investment securities:
Securities available for sale	64,322,647	51,549,966
Time deposits	1,715,000	—
Securities held to maturity (fair value of $34,283,885 and $33,265,569)	33,441,432	32,168,512

Total investment securities	99,479,079	83,718,478

Loans (net of allowance for loan losses of $2,526,160 and $2,525,202)	204,139,794	200,448,708

Loans held for sale	460,250	—
Premises and equipment, net	6,232,716	6,321,031
Accrued interest receivable	1,776,318	1,470,883
Goodwill, net	1,329,249	1,329,249
Other assets	7,726,482	7,732,841

Total assets	$345,435,879	$341,337,823

LIABILITIES
Deposits:
Noninterest bearing demand	$46,227,136	$52,971,305
Interest bearing demand	25,521,325	27,372,343
Money market	32,381,267	23,834,736
Savings	40,972,031	40,496,289
Time	149,263,146	144,272,233

Total deposits	294,364,905	288,946,906
Short-term borrowings	5,410,000	6,385,000
Federal Home Loan Bank advances	1,692,487	1,862,667
Accrued interest and other liabilities	892,625	1,207,652

Total liabilities	302,360,017	298,402,225

SHAREHOLDERS’ EQUITY

Common stock – No par value: 1,000,000 shares authorized, 718,431 issued	8,846,670	8,846,670
Retained earnings	43,281,676	42,461,137
Accumulated other comprehensive income	229,721	643,359
Treasury stock, at cost (99,242 and 96,949 shares)	(9,282,205)	(9,015,568)

Total shareholders’ equity	43,075,862	42,935,598

Total liabilities and shareholders’ equity	$345,435,879	$341,337,823

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
INTEREST INCOME
Interest and fees on loans	$3,162,735	$3,842,642
Federal funds sold	16,307	197,013
Investment securities:
Taxable	596,426	696,805
Exempt from federal income tax	341,019	344,624

Total interest income	4,116,487	5,081,084

INTEREST EXPENSE
Deposits	1,185,864	1,881,351
Federal Home Loan Bank advances	25,736	34,834
Short term borrowing	3,391	8,300

Total interest expense	1,214,991	1,924,485

NET INTEREST INCOME	2,901,496	3,156,599

Provision for loan losses	1,000	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,900,496	3,156,599

NON INTEREST INCOME
Service charges on deposit accounts	86,532	85,291
NSF & OD fees, net	180,803	209,978
Gain on sale of loans, net	17,718	16,203
BOLI	59,452	49,080
Other income	39,154	39,416

Total non interest income	383,659	399,968

NON INTEREST EXPENSE
Salaries and employee benefits	1,344,773	1,373,598
Occupancy and Equipment expense	261,533	278,860
Professional fees	96,502	86,250
Franchise tax	128,300	123,050
Stationery, Supplies & Printing	47,342	52,339
Postage, Express, & Freight	56,657	46,146
Data Processing	50,872	48,738
Other expenses	248,792	244,262

Total non interest expense	2,234,771	2,253,243

INCOME BEFORE INCOME TAXES	1,049,384	1,303,324
Income taxes	228,845	315,784

NET INCOME	$820,539	$987,540

Earning per common share	$1.32	$1.57

Weighted Average shares outstanding	620,269	629,418

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2009

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income
Balance, December 31, 2008	$8,846,670	$42,461,137	$643,359	$(9,015,568)	$42,935,598

Net income		820,539			820,539	$820,539
Purchase of Treasury stock, at cost (2,293 shares)				(266,637)	(266,637)
Other comprehensive income:
Net unrealized loss on securities, net of tax $213,086			(413,638)		(413,638)	(413,638)

Comprehensive income						$406,901

Balance, March 31, 2009	$8,846,670	$43,281,676	$229,721	$(9,282,205)	$43,075,862

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net income	$820,539	$987,540
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	1,000	—
Gain on sale of loans	(17,718)	(16,203)
Provision for depreciation and amortization	227,932	135,658
Origination of loans held for sale	(3,561,750)	(1,940,500)
Proceeds from the sale of loans	3,119,218	1,801,703
Net change in:
Accrued interest and other assets	(295,464)	(745,392)
Accrued expenses and other liabilities	(105,553)	62,812

Net cash provided by operating activities	188,204	285,618

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	11,125,787	6,040,684
Purchases	(24,614,040)	(5,996,250)
Bank CDs – Purchases	(1,715,000)	—
Investment securities held to maturity:
Proceeds from maturities and repayments	301,364	—
Purchases	(1,589,074)	(940,032)
Net (increase) decrease in loans	(3,692,086)	(4,616,123)
Purchase of premises and equipment	(35,979)	(134,141)
Purchase of BOLI	—	(2,000,000)

Net cash used in investing activities	(20,219,028)	(7,645,862)

FINANCING ACTIVITIES
Net increase in demand, money market and savings deposits	427,086	356,771
Net increase in time deposits	4,990,913	3,044,284
Net decrease in short term borrowings	(975,000)	(465,000)
Repayment of Federal Home Loan Bank advances	(170,180)	(179,591)
Purchase of Treasury stock	(266,637)	(236,422)

Net cash provided by financing activities	4,006,182	2,520,042

Net decrease in cash and cash equivalents	(16,024,642)	(4,840,202)
Cash and cash equivalents at beginning of period	40,316,633	41,172,750

Cash and cash equivalents at end of period	$24,291,991	$36,332,548

Supplemental Disclosures of Cash Flows Information
Cash Paid During the Period For:
Interest on deposits and borrowings	$1,238,139	$1,986,131

Income taxes	$—	$—

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

These statements should be read in conjunction with the consolidated statements of and for the year ended December 31, 2008 and related notes which are included on the Form 10-K (file no. 000-24147)

NOTE 2 – EARNINGS PER SHARE

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

NOTE 3 – COMPREHENSIVE INCOME

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is comprised of the following:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net income	$820,539	$987,540
Other comprehensive income:
Net unrealized (loss) gain on securities	(626,724)	571,983
Tax effect	213,086	(194,474)

Total comprehensive income	$406,901	$1,365,049

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of March 31, 2009 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2009
	Level I	Level II	Level III	Total
	(In thousands)
Assets:
Securities available for sale	$—	$64,322,647	$—	$64,322,647
Loans held for sale	460,250	—	—	460,250

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement. This FSP provides guidance on the accounting for certain types of convertible debt instruments that may be settled in cash upon conversion. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires companies acquiring contingent assets or assuming contingent liabilities in business combination to either (a) if the assets’ or liabilities’ fair value can be determined, recognize them at fair value, at the acquisition date, or (b) if the assets’ or liabilities’ fair value cannot be determined, but (i) it is probable that an asset existed or that a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated, recognize them at their estimated amount, at the acquisition date. If the fair value of these contingencies cannot be determined and they are not probable or cannot be reasonably estimated, then companies should not recognize these contingencies as of the acquisition date and instead should account for them in subsequent periods by following other applicable GAAP. This FSP also eliminates the FAS 141R requirement of disclosing in the footnotes to the financial statements the range of expected outcomes for a recognized contingency. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

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

Critical Accounting Policies

The Company’s accounting policies are integral to understanding the results reported. The accounting policies are described in detail in Note 1 of the consolidated financial statements filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2008. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses - Arriving at an appropriate level of allowance for loan losses involve a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio.

Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, refer to Note 1 of the consolidated financial statements filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2008.

Goodwill and Other Intangible Assets - As discussed in Note 7 of the consolidated financial statements, filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2008; the Company must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

Deferred Tax Assets - We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. Our deferred tax assets are described further in Note 14 of the consolidated financial statements filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2008.

Financial Condition

Total assets at March 31, 2009 were $345,436,000 compared to $341,338,000 at December 31, 2008.

Cash and cash equivalents decreased by $16,025,000 or 39.8% from December 31, 2008, to March 31, 2009, with federal funds sold decreasing $2,445,000. The federal funds were used to partially fund the increase in loans.

Investment securities available for sale increased by $12,773,000 or 24.7% from December 31, 2008 to March 31, 2009, due to an effort to maximize the yield on excess liquidity. Due to the low interest rate on Federal Funds, a new investment in Bank time deposits was made for $1,715,000. Investments held to maturity increased $1,273,000 or 4.0% due to the same effort to increase earnings.

Net loans increased by $3,691,000 or 1.84% from December 31, 2008, to March 31, 2009. An increase of $728,000 occurred in the real estate loan category, which is attributable primarily to an increase of $1,018,000 in construction lending. Residential real estate increased $433,000 with additional increases in farm lending activity of $453,000. These increases were partially offset by a decrease in commercial real estate loan activity of $1,176,000. Commercial and other loan balances increased by $3,698,000 due to seasonal changes and inventory growth while consumer loan balances continued to decrease by $735,000.

Total deposits at March 31, 2009 were $294,365,000 compared to $288,947,000 at December 31, 2008. Time deposits increased $4,991,000, demand accounts decreased $8,595,000, and money market and savings accounts increased $8,546,000 and $476,000, respectively. Management believes demand account decreases are attributable to normal fluctuations due to customer usage; business accounts using demand account funds to build up seasonal inventories; the fact that demand deposit accounts at December 31, 2008 included additional funds due to the holiday period; and the disintermediation into other financial markets.

Short-term borrowings decreased $975,000 and Federal Home Loan Bank advances decreased $170,000 due to scheduled repayments at March 31, 2009 from December 31, 2008.

Shareholders’ Equity increased by $140,000 or .33%, which was mainly due to earnings of $821,000 for the first three months of 2009 decreased by a $414,000 unrealized loss on securities included in other comprehensive income and decreased by the purchase of Treasury stock for $267,000. Treasury stock purchases are monitored against the Company’s Strategic Plan and the goals set forth in the plan. The Treasury stock purchases have not exceeded the Strategic Plan’s guidelines for the first three months of 2009. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance with the regulatory guidelines. At March 31, 2009, the total capital ratio was 18.83%; the Tier I capital ratio was 17.74%, and the leverage ratio was 12.03%, compared to regulatory capital requirements of 8.00%, 4.00% and 4.00% respectively. These ratios are well in excess of regulatory capital requirements.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2009 and 2008

Net income for the three-month period ended March 31, 2009, was $821,000 a decrease of $167,000 or 20.3% from the $988,000 reported at March 31, 2008.

Total interest income of approximately $4,117,000 for the three-month period ended March 31, 2009, compares to $5,081,000 for the same period in 2008, a decrease of $964,000 or 19.0%. The decrease in total interest income is mainly attributable to the interest and fees on loans decreasing $680,000 or 17.7% for the three-month period ended March 31, 2009 compared to the same period for 2008. The decrease in interest and fees on loans is due to a decrease in the interest rates on the loan portfolio. The yield was 7.68% compared to 6.16% for this three-month period of 2009 and 2008 respectively. Average loan balances were $205,375,000 for 2009 compared to $200,231,000 for 2008. See “Average Balance Sheet” for the three-month periods ended March 31, 2009 and 2008. The interest on Federal Funds also decreased. It decreased due to the low interest rates. The excess funds were invested in securities earning a higher yield; thereby decreasing the volume in Federal Funds. The yield on the excess liquidity in Federal Funds and Due from Federal Reserve decreased from 3.22% for 2008 to .31% for 2009. The average balance outstanding of $21,261,000 compares to $24,449,000 for 2008. The decrease in interest on taxable investment securities including equities adds to the reduction in interest income. The decrease in interest on taxable investment securities of $96,000 was due to the decrease in rate. The average balances outstanding of $57,503,000 for 2009 compared to $53,997,000 for 2008 and the yield was 4.01% compared to 4.99% for this three-month period of 2009 and 2008 respectively.

Total interest expense of $1,215,000 for the three-month period ending March 31, 2009, represents a decrease of $709,000 from the $1,924,000 reported for the same three-month period in 2008. The decrease in interest expense on deposits is due mainly to a decrease in the rate paid on the time deposits. The cost of time deposits was 2.92% compared to 4.35% for this three-month period of 2009 and 2008 respectively. Average time deposits were $147,762,000 for this three-month period of 2009 compared to $153,836,000 for the same three months of 2008. The cost of interest bearing deposits was 2.0% compared to 3.2% for this three-month period of 2009 and 2008 respectively. See “Average Balance Sheet” for the three-month periods ended March 30, 2009 and 2008.

Net interest income of $2,902,000 for the three months ended March 31, 2009, compares to $3,157,000 for the same three-month period in 2008, a decrease of $255,000 or 8.1%. The net interest margin is expected to stabilize but remain low in 2009.

Total non-interest income for the three-month period ended March 31, 2009 decreased approximately $16,000 or 4.0% to $384,000 from $400,000 for the same three-month period in 2008. Net NSF and overdraft fees decreased approximately $29,000 or 13.8% on the overdraft program due to the conservative culture of our service areas. Gains on sale of loans increased $2,000 due to increased activity in the secondary market. Other income remained stable at approximately $39,000.

Total non-interest expense of $2,235,000 for the three months ended March 31, 2009, compares to $2,253,000 for the same three-month period in 2008. This represents a decrease of $18,000 or .8%. Approximately a net $29,000 decrease was attributable to a decrease in pension expenses and bonus expenses off set by normal recurring employee cost increases for annual salary increases and employee benefits. Approximately $17,000 of the decrease was attributable to snow related expenses associated with less severe winter weather conditions. The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

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

Cash and amounts due from depository institutions and federal funds sold totaled $24,292,000 at March 31, 2009. These assets provide the primary source of liquidity for the Company. In addition, management has designated a portion of the investment portfolio, $64,323,000 as available for sale and has an available unused line of credit of $41,710,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at March 31, 2009. As of March 31, 2009, the Company had commitments to fund loans of approximately $2,901,000 and unused lines of credit totaling $36,588,000.

Cash was provided during the three month period ended March 31, 2009, mainly from the maturities and repayments of investment securities of $11.4 million, operating activities of $.2 million, and a net increase in deposits of $5.4 million. Cash was used during the three month period ended March 31, 2009, mainly to fund a net increase in loans of $3.7 million, and for the purchase of investment securities of $27.9 million. In addition, $.2 million was used to reduce Federal Home Loan Bank advances during the first three months of 2009, short-term borrowings decreased $1.0 million, and $.2 million was used to purchase Treasury Stock. Cash and cash equivalents totaled $24.3 million at March 31, 2009, a decrease of $16.0 million from $40.3 million at December 31, 2008.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at March 31, 2009, and December 31, 2008. The Company ceased accruing interest on residential mortgages secured by real estate and consumer loans when principal or interest payments are delinquent 90 days or more. Commercial loans, that are 90 days or more past due, are reviewed by the Executive Vice President and the loan officer to determine whether they will be classified as nonperforming. These officers review various factors, which include, but are not limited to, the timing of the maturity of the loan in relation to the ability to collect, whether the loan is deemed to be well secured, whether the loan is in the process of collection, and the favorable results of the analysis of customer financial data. A nonperforming loan will only be re-classified as a performing loan when stringent criteria have been met. At the time the accrual of interest is discontinued, future income is recognized only when cash is received or the loan has been returned to performing loan status. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

	March 31, 2009	December 31, 2008
	(dollars in thousands)
Loans on nonaccrual basis	$293	$73
Loans past due 90 days or more	—	—
Renegotiated loans	—	—

Total nonperforming loans	293	73

Other real estate	—	—
Repossessed assets	—	—

Total nonperforming assets	$293	$73

Nonperforming loans as a percent of total loans	.14%	.04%

Nonperforming loans as a percent of total assets	.08%	.02%

Nonperforming assets as a percent of total assets	.08%	.02%

Management monitors impaired loans on a continual basis. As of March 2009, impaired loans had no material effect on the Company’s financial position or results from operations.

The allowance for loan losses at March 31, 2009, totaled $2,526,000 or 1.22% of total loans as compared to $2,525,000 or 1.24% at December 31, 2008. Provisions for loan losses were $1,000 for the three months ended March 31, 2009 and $0 for the three months ended March 31, 2008.

The level of funding for the provision is a reflection of the overall loan portfolio. Nonperforming loans consist of approximately $94,000 in commercial real estate and $199,000 in one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion.

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

	March 31, 2009			March 31, 2008
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(2)(3)	$205,375,436	$3,162,735	6.16%	$200,231,008	$3,842,642	7.68%
Securities-taxable (4)	57,502,775	576,746	4.01	53,997,140	673,422	4.99
Securities-nontaxable	32,577,793	341,019	4.19	29,806,864	344,624	4.62
Securities-equity (4)(5)	1,734,560	19,680	4.54	1,680,910	23,383	5.56
Federal funds sold	8,717,330	4,135	0.19	24,449,445	197,013	3.22
Due from Federal Reserve Bank (6)	12,543,596	12,172	0.39	—	—	0.00

Total interest earnings assets	318,451,490	4,116,487	5.17	310,165,367	5,081,084	6.55

Noninterest earning assets
Cash and due from other institutions	$11,405,574			$11,004,192
Premises and equipment, net	6,276,168			6,549,278
Accrued interest	1,193,378			1,376,733
Other assets	7,994,780			7,161,635
Less allowance for loan losses	(2,524,381)			(2,504,000)

Total noninterest earnings assets	24,345,519			23,587,838

Total Assets	$342,797,009			$333,753,205

Liabilities and Shareholders Equity
Interest bearing liabilities:
Interest bearing demand	$26,387,451	$9,878	0.15%	$26,095,256	$30,836	0.47%
Money market accounts	27,546,420	57,121	0.83	19,050,357	94,717	1.99
Savings deposits	40,790,685	39,854	0.39	37,991,536	83,029	0.87
Time deposits	147,761,678	1,079,011	2.92	153,836,201	1,672,769	4.35
Short term borrowings	5,981,772	3,391	0.23	5,376,376	8,300	0.62
Federal Home Loan Advances	1,749,807	25,736	5.88	2,418,358	34,834	5.76

Total interest bearing liabilities	250,217,813	1,214,991	1.94	244,768,084	1,924,485	3.14

Noninterest bearing liabilities:
Demand deposits	48,709,094			46,577,118
Accrued expenses and other liabilities	1,906,756			2,147,708

Total noninterest bearing liabilities	50,615,850			48,724,826

Shareholder’s equity	41,963,346			40,260,295

Total Liabilities and Equity	$342,797,009			$333,753,205

Net interest income		$2,901,496			$3,156,599

Interest rate spread (7)			3.23%			3.41%

Net yield on interest earning assets (8)			3.64%			4.07%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $82,000 and $85,000 in 2009 and 2008, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	In 2009, The Federal Reserve Bank began paying interest on excess deposits. In 2008, excess liquidity was held in the Federal Funds.
(7)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(8)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Three-Month Period Ended March 2009 Compared to 2008 Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$395	$(1,075)	$(680)
Securities-taxable	175	(271)	(96)
Securities-nontaxable	128	(132)	(4)
Securities-equities	3	(6)	(3)
Federal funds sold	(103)	(78)	(181)

Total interest earning
Assets	598	(1,562)	(964)

Interest expense
Interest bearing demand	1	(22)	(21)
Money market accounts	169	(206)	(37)
Savings deposits	24	(67)	(43)
Time deposits	(264)	(330)	(594)
Short-term borrowing	4	(9)	(5)
Federal Home Loan Bank
Advances	(38)	29	(9)

Total interest bearing
Liabilities	(104)	(605)	(709)

Net change in net interest income	$702	$(957)	$(255)

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 1A – Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2 – Unregistered sales of equity securities and use of proceeds

The Company did not engage in any unregistered sales of its securities during the quarter ended March 31, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2009	735	$116.12	N/A	N/A

February 1 – 28, 2009	748	$116.36	N/A	N/A

March 1 – 31, 2009	810	$116.36	N/A	N/A

Total (1)	2,293	$116.28	N/A	N/A

(1)	2,293 shares of common stock were purchased by Killbuck Bancshares in an open-market transaction.

Item 3 – Default upon senior securities

None

Item 4 – Submissions of matters to a vote of security holders

None

Item 5 – Other Information

None

Item 6 – Exhibits

a)	The following exhibits are included in this report or incorporated herein by reference:

	3.1	(i)	Articles of Incorporation of Killbuck Bancshares, Inc.*

	3.1	(ii)	Amendment to the Articles of Incorporation of Killbuck Bancshares, Inc. increasing authorized shares.**

	3.2		Code of Regulations of Killbuck Bancshares, Inc.*

	31.1		Rule 13a-14(a) Certification

	31.2		Rule 13a-14(a) Certification

	32.1		Section 1350 Certifications

	32.2		Section 1350 Certifications

	99.1		Report of Independent Registered Public Accounting Firm.

*	Incorporated by reference to an identically numbered exhibit to the Form 10 (file No. 0-24147) filed with SEC on April 30, 1998 and subsequently amended on July 8, 1998 and July 31, 1998.
**	Incorporated by reference to Registrant’s report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 13, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Killbuck Bancshares, Inc.

Date: May 13, 2009	By:	/s/ Luther E. Proper
Luther E. Proper
President and Chief Executive Officer

Date: May 13, 2009	By:	/s/ Diane Knowles
Diane Knowles
Chief Financial Officer