Form 10-Q
period 2009-06-30
KILLBUCK BANCSHARES INC
filed 2009-08-13
CIK 1060455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

Class: Common Stock, no par value

Outstanding at July 22, 2009: 618,404

KILLBUCK BANCSHARES, INC.

Killbuck Bancshares, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2009	December 31, 2008
ASSETS

Cash and cash equivalents:
Cash and amounts due from depository institutions	$21,540,956	$31,868,633
Federal funds sold	3,137,000	8,448,000

Total cash and cash equivalents	24,677,956	40,316,633

Investment securities:
Securities available for sale	61,934,601	51,549,966
Time Deposits	1,715,000	—
Securities held to maturity (fair value of $35,122,135 and $33,265,569)	34,193,986	32,168,512

Total investment securities	97,843,587	83,718,478

Loans (net of allowance for loan losses of $2,505,632 and $2,525,202)	204,228,408	200,448,708

Loans held for sale	472,000	—
Premises and equipment, net	6,135,507	6,321,031
Accrued interest receivable	1,642,391	1,470,883
Goodwill, net	1,329,249	1,329,249
Other assets	7,934,806	7,732,841

Total assets	$344,263,904	$341,337,823

LIABILITIES

Deposits:
Noninterest bearing demand	$49,185,186	$52,971,305
Interest bearing demand	25,170,991	27,372,343
Money market	26,087,505	23,834,736
Savings	41,175,910	40,496,289
Time	152,908,053	144,272,233

Total deposits	294,527,645	288,946,906
Short-term borrowings	4,240,000	6,385,000
Federal Home Loan Bank advances	1,520,944	1,862,667
Accrued interest and other liabilities	945,577	1,207,652

Total liabilities	301,234,166	298,402,225

SHAREHOLDERS’ EQUITY

Common stock – No par value: 1,000,000 shares authorized, 718,431 issued	8,846,670	8,846,670
Retained earnings	43,270,838	42,461,137
Accumulated other comprehensive gain	243,529	643,359
Treasury stock, at cost (99,712 and 96,949 shares)	(9,331,299)	(9,015,568)

Total shareholders’ equity	43,029,738	42,935,598

Total liabilities and shareholders’ equity	$344,263,904	$341,337,823

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Six Months Ended June 30,
	2009	2008
INTEREST INCOME
Interest and fees on loans	$6,271,761	$7,415,755
Federal funds sold	24,081	332,011
Investment securities:
Taxable	1,170,922	1,413,447
Exempt from federal income tax	695,572	653,740

Total interest income	8,162,336	9,814,953

INTEREST EXPENSE
Deposits	2,295,384	3,539,243
Short term borrowings	6,348	11,290
Federal Home Loan Bank advances	49,347	67,414

Total interest expense	2,351,079	3,617,947

NET INTEREST INCOME	5,811,257	6,197,006

Provision for loan losses	2,000	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,809,257	6,197,006

NON INTEREST INCOME
Service charges on deposit accounts	68,147	70,983
ATM fees	116,327	109,511
NSF & OD fees, net	373,747	424,778
Gain on sale of loans, net	90,692	23,837
BOLI	118,559	340,513
Other income	75,218	78,383

Total non interest income	842,690	1,048,005

NON INTEREST EXPENSE
Salaries and employee benefits	2,484,861	2,509,789
Occupancy and equipment expense	510,479	543,238
Professional fees	196,105	183,260
Stationary, supplies and printing	85,938	86,310
Data processing	98,420	104,052
Insurance and bond expense	230,842	36,177
Franchise tax	258,935	248,540
Other expenses	569,357	579,103

Total non interest expense	4,434,937	4,290,469

INCOME BEFORE INCOME TAXES	2,217,010	2,954,542
Income taxes	509,977	641,620

NET INCOME	$1,707,033	$2,312,922

Earning per common share	$2.75	$3.68

Dividend per share	$1.45	$1.45

Weighted Average shares outstanding	619,614	628,832

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended June 30,
	2009	2008
INTEREST INCOME
Interest and fees on loans	$3,109,026	$3,573,113
Federal funds sold	7,774	134,998
Investment securities:
Taxable	574,496	716,642
Exempt from federal income tax	354,553	309,116

Total interest income	4,045,849	4,733,869

INTEREST EXPENSE
Deposits	1,109,521	1,657,892
Short term borrowings	2,957	2,990
Federal Home Loan Bank advances	23,610	32,580

Total interest expense	1,136,088	1,693,462

NET INTEREST INCOME	2,909,761	3,040,407

Provision for loan losses	1,000	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,908,761	3,040,407

NON INTEREST INCOME
Service charges on deposit accounts	34,627	35,614
ATM fees	63,315	59,589
NSF & OD fees, net	192,944	214,800
Gain on sale of loans, net	72,974	7,634
BOLI	59,107	291,434
Other income	36,064	38,966

Total non interest income	459,031	648,037

NON INTEREST EXPENSE
Salaries and employee benefits	1,140,088	1,136,191
Occupancy and equipment expense	248,946	264,377
Professional fees	99,603	97,010
Stationary, supplies and printing	38,596	33,971
Data processing	47,548	55,314
Insurance and bond expense	208,793	17,827
Franchise tax	130,635	125,490
Other expenses	285,957	307,046

Total non interest expense	2,200,166	2,037,226

INCOME BEFORE INCOME TAXES	1,167,626	1,651,218
Income taxes	281,132	325,836

NET INCOME	$886,494	$1,325,382

Earning per common share	$1.43	$2.11

Dividend per share	$1.45	$1.45

Weighted Average shares outstanding	618,960	628,247

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2009

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income (Loss)
Balance, December 31, 2008	$8,846,670	$42,461,137	$643,359	$(9,015,568)	$42,935,598

Net income		1,707,033			1,707,033	$1,707,033
Purchase of Treasury stock, at cost (2,763 shares)				(315,731)	(315,731)
Cash dividends paid ($1.45 per share)		(897,332)			(897,332)
Other comprehensive income:
Net unrealized (loss) on securities, net of tax $205,973			(399,830)		(399,830)	(399,830)

Comprehensive income						$1,307,203

Balance, June 30, 2009	$8,846,670	$43,270,838	$243,529	$(9,331,299)	$43,029,738

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$1,707,033	$2,312,922
Adjustments to reconcile net income to net cash provided by
Operating activities:
Provision for loan losses	2,000	—
Gain on sale of loans	(90,692)	(23,837)
Provision for depreciation and amortization	494,754	250,076
Origination of loans held for sale	(12,015,300)	(2,705,600)
Proceeds from the sale of loans	11,633,992	2,899,437
Federal Home Loan Bank stock dividend	—	—
Bank Owned Life Insurance (BOLI) benefit income	—	(234,396)
Net change in:
Accrued interest and other assets	(387,553)	(497,935)
Accrued expenses and other liabilities	(42,022)	(143,528)

Net cash provided by operating activities	1,302,212	1,857,139

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	19,059,165	12,107,505
Purchases	(30,289,856)	(11,902,043)
Bank CDs – purchases	(1,715,000)	—
Investment securities held to maturity:
Proceeds from maturities and repayments	1,459,701	360,054
Purchases	(3,509,129)	(1,956,330)
Net (increase) in loans	(3,781,700)	(1,713,716)
Bank Owned Life Insurance (BOLI)
Proceeds	—	395,915
Purchases	—	(2,000,000)
Net Purchase of premises and equipment	(45,023)	(208,431)

Net cash (used in) investing activities	(18,821,842)	(4,917,046)

FINANCING ACTIVITIES
Net (decrease) increase in demand, money market and savings deposits	(3,055,081)	3,755,304
Net increase (decrease) in time deposits	8,635,820	(1,088,177)
Repayments of Federal Home Loan Bank advances	(341,723)	(357,759)
Net (decrease) in short term borrowings	(2,145,000)	(235,000)
Purchase of Treasury stock	(315,731)	(277,620)
Dividends paid	(897,332)	(909,464)

Net cash provided by financing activities	1,880,953	887,284

Net decrease in cash and cash equivalents	(15,638,677)	(2,172,623)
Cash and cash equivalents at beginning of period	40,316,633	41,172,750

Cash and cash equivalents at end of period	$24,677,956	$39,000,127

Supplemental Disclosures of Cash Flows Information
Cash Paid During the Period For:
Interest on deposits and borrowings	$2,399,549	$3,731,100

Income taxes	$481,735	$644,193

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

NOTE 3 – COMPREHENSIVE INCOME

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is comprised of the following:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net income	$1,707,033	$2,312,922
Other comprehensive income:
Net unrealized loss on securities	(605,802)	(377,801)
Tax effect	205,973	111,677

Total comprehensive income	$1,307,204	$2,046,798

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Net income	$886,494	$1,325,382
Other comprehensive income:
Net unrealized gain (loss) on securities	20,921	(949,785)
Tax effect	(7,113)	306,152

Total comprehensive income	$900,302	$681,749

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of June 30, 2009 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2009
	Level I	Level II	Level III	Total
	(In thousands)
Assets:
Securities available for sale	$—	$61,934,601	$—	$61,934,601
Loans held for sale	472,000	—		472,000

NOTE 5 – FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values at June 30, 2009 and December 31, 2008 are as follows:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from depository institutions	$21,540,956	$21,540,956	$31,868,633	$31,868,633
Federal funds sold	3,137,000	3,137,000	8,448,000	8,448,000
Securities available for sale	61,934,601	61,934,601	51,549,966	51,549,966
Time Deposits	1,715,000	1,715,000	—	—
Securities held to maturity	34,193,986	35,122,135	32,168,512	33,265,569
Net loans	204,228,408	212,089,000	200,448,708	211,277,000
Loans held for sale	472,000	472,000	—	—
Accrued interest receivable	1,642,391	1,642,391	1,470,833	1,470,883
Regulatory Stock	1,734,560	1,734,560	1,734,560	1,734,560
Bank Owned Life Insurance	5,552,676	5,552,676	5,442,906	5,442,906

Financial liabilities:
Deposits	294,527,645	296,231,939	$288,946,906	$292,313,673
Short term borrowings	4,240,000	4,240,000	6,385,000	6,385,000
Federal Home Loan Bank advances	1,520,944	1,531,677	1,862,667	2,180,000
Accrued interest payable	196,777	196,777	245,247	245,247

Financial instruments are defined as cash, evidence of ownership interest in an entity, or a contract which creates an obligation or right to receive or deliver cash or another financial instrument from/to a second entity on potentially favorable or unfavorable terms.

Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. If a quoted market price is available for a financial instrument, the estimated fair value would be calculated based upon the market price per trading unit of the instrument.

If no readily available market exists, the fair value estimates for financial instruments should be based upon management’s judgment regarding current economic conditions, interest rate risk, expected cash flows, future estimated losses, and other factors as determined through various option pricing formulas or simulation modeling. As many of these assumptions result from judgments made by management based upon estimates which are inherently uncertain, the resulting estimated fair values may not be indicative of the amount realizable in the sale of a particular financial instrument. In addition, changes in assumptions on which the estimated fair values are based may have a significant impact on the resulting estimated fair values.

As certain assets and liabilities such as deferred tax assets and liabilities, premises and equipment and many other operational elements of the Company, are not considered financial instruments, but have value, this estimated fair value of financial instruments would not represent the full market value of the Company.

The Company employed simulation modeling in determining the estimated fair value of financial instruments for which quoted market prices were not available based upon the following assumptions:

Cash and Due from Banks, Federal Funds Sold, Accrued Interest Receivable, Regulatory Stock, BOLI, Short-Term Borrowings, and Accrued Interest Payable

The fair value approximates the current carrying value.

NOTE 5 – FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS CONTINUED

Investment Securities and Loans Held for Sale

The fair value of investment securities and loans held for sale are equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities.

Loans, Deposits, and Federal Home Loan Bank Advances

The fair value is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality. Where quoted market prices were available, primarily for certain residential mortgage loans, such market rates were utilized as estimates for fair value. Demand, savings, and money market deposit accounts are valued at the amount payable on demand as of year end. The fair values of certificates of deposit and other borrowed funds are based on the discounted value of contractual cash flows. The discount rates are estimated using rates currently offered for similar instruments with similar remaining maturities. Demand, Savings, and money market deposits are valued at the amount payable on demand as of year-end.

Commitments to Extend Credit and Standby Letters of Credit

These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment or letter of credit, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments and letters of credit are presented previously in the commitments and contingent liabilities note.

NOTE 6 – SUBSEQUENT EVENTS

The Company assessed events occurring subsequent to June 30, 2009 through August 12, 2009 for potential recognition and disclosure in the consolidated financial statements. No events were identified that would require adjustment to or disclosure in the financial statements.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2008, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2009. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS CONTINUED

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

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The adoption of this FSP did not have a material effect on the Company’s results of operations or financial position.

In May 2009, the FASB issued FAS No. 165, Subsequent Events, which requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. FAS No. 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. FAS No. 165 also requires entities to disclose the date through which subsequent events have been evaluated. FAS No. 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of FAS No. 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on Company’s results of operations or financial position.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS CONTINUED

In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets. FAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and removes the exception from applying FIN 46(R). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. As such, the Company plans to adopt FAS No. 166 effective January 1, 2010. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 168, The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles. FAS No. 168 establishes the FASB Accounting Standards Codification (Codification), which was officially launched on July 1, 2009, and became the primary source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. FAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, the Company plans to adopt FAS No.168 in connection with its third quarter 2009 reporting. As the Codification is neither expected nor intended to change GAAP, the adoption of FAS No.168 will not have a material impact on its results of operations or financial position.

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

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS CONTINUED

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

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The Company has presented the necessary disclosures in Note (5) herein.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words “believes”, “anticipates”, “contemplates”, “expects”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the ability to control costs and expenses, and general economic conditions. Killbuck Bancshares, Inc. (“The Company”) undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Killbuck Savings Bank Company (“The Bank”). As a result, references to the Company generally refer to the Bank unless the context indicates otherwise.

Critical Accounting Policies

The Company’s accounting policies are integral to understanding the results reported. The accounting policies are described in detail in Note 1 of the consolidated financial statements filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2008 Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

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

Goodwill and Other Intangible Assets - As discussed in Note 7 of the consolidated financial statements, filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2008, the Company must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

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

Financial Condition

Total assets at June 30, 2009 were $344,264,000 compared to $341,338,000 at December 31, 2008.

Cash and cash equivalents decreased by $15,639,000 or 38.8% from December 31, 2008, to June 30, 2009, with federal funds sold decreasing $5,311,000. The decrease was used to fund the increase in the Bank’s loan portfolio and partially fund the increase in Investment securities.

Investment securities available for sale increased by $10,385,000 or 20.1% from December 31, 2008, to June 30, 2009 due to an increase in suitable securities available to purchase for the portfolio. Time Deposits held at other institutions were purchased for $1.7 million due to attractive rates and the increase in FDIC insurance limits. Investments held to maturity increased $2,025,000 or 6.3% due to some attractive municipal securities available for the portfolio.

Net loans increased by $3,779,000 or 1.9% from December 31, 2008 to June 30, 2009. An increase of $3,256,000 occurred in the real estate loan category, which is attributable primarily to residential real estate lending of $5,004,000 with an additional increase in farm lending of $540,000 and a decrease of $1,177,000 in construction loan activity and $1,111,000 in commercial lending. Management believes the residential loan activities have seen a small refinancing boom in the Bank’s lending area. Commercial and other loan balances increased by $1,134,000 due to continued inventory growth, which will start to pay down in the third quarter. The Consumer loan balances decreased by $611,000.

Total deposits at June 30, 2009 were $294,528,000 compared to $288,947,000 at December 31, 2008. Demand accounts decreased $5,988,000, while money market accounts, savings accounts and time deposits accounts increased $2,253,000, $680,000 and $8,636,000 respectively. Management attributes these changes to the changes in interest rates. A Money Market account is a short term investment that customers use while waiting until the interest rates meet their expectations for longer term time deposits. Management believes the demand accounts decreases are attributable to normal fluctuations due to customer usage.

Federal Home Loan Bank advances decreased $342,000 due to maturities and scheduled repayments, and short-term borrowings decreased $2,145,000 at June 30, 2009 from December 31, 2008.

Shareholders’ Equity increased by $94,000 or .02%, which was mainly due to earnings of $1,707,000 for the first six months of 2009 decreased by a $400,000 unrealized loss on securities included in other comprehensive income, dividends paid totaling $897,000 and by the purchase of Treasury stock for $316,000. Treasury stock purchases are monitored against the Company’s Strategic Plan and the goals set forth in the plan. The Treasury stock purchases have not exceeded the Strategic Plan’s guidelines for the first six months of 2009. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At June 30, 2009, the total capital ratio was 19.36%; the Tier I capital ratio was 18.26%, and the leverage ratio was 11.93%, compared to regulatory capital requirements of 8.00%, 4.00% and 4.00% respectively. These ratios are well in excess of regulatory capital requirements.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2009 and 2008

Net income for the six-month period ended June 30, 2009, was $1,707,000, a decrease of $606,000 or 26.2% from the $2,313,000 reported at June 30, 2008.

Total interest income of approximately $8,162,000 for the six-month period ended June 30, 2009, compares to $9,815,000 for the same period in 2008, a decrease of $1,653,000 or 16.8%. The decrease in total interest income is primarily attributable to a decrease in interest and fees on loans due primarily to a decrease in the average yield on the underlying principle balances. See “Average Balance Sheet” for the six-month periods ended June 30, 2009 and 2008. The yield on loans decreased to 6.07% for the first six months of 2009 compared to 7.36% for the first six months of 2008. Average loan balances were $206,565,000 for the first six months of 2009 compared to $201,399,000 for the first six months of 2008. The interest on investment securities of $1,866,000 for 2009 compares to $2,067,000 for 2008. The decrease in investment income is primarily attributable to a decrease in yield. Average investment balances were $97,239,000 compared to $85,306,000 and the yields were 3.84% compared to 4.85% for the first six months of 2009 and 2008 respectively. The interest on Federal Funds also decreased. It decreased due to the decrease in volume and yield. The average balance outstanding in Federal Funds and Due from Federal Reserve Bank were $18,458,000 compared to $25,301,000 for the first six months of 2009 and 2008 respectively. The yield on the excess liquidity in Federal Funds and Due from Federal Reserve Bank decreased from 2.62% for 2008 to .26% for 2009.

Total interest expense of $2,351,000 for the six-month period ending June 30, 2009 represents a decrease of $1,267,000 from the $3,618,000 reported for the same six-month period in 2008. The decrease in interest expense on deposits of $1,245,000 is due mainly to a decrease in interest rates. The decreases in the average rate paid on the underlying principle balances of the interest bearing liabilities are due mainly to the Time deposits. The cost of Time deposits was 2.78% compared to 4.11% for this six-month period of 2009 and 2008, respectively. The cost on interest bearing deposits was 1.70%, compared to 2.97% for the six-month periods of 2009 and 2008 respectively. Average interest-bearing deposits were $244,725,000 for the first six months of 2009 compared to $238,682,000 for the first six months of 2008. See “Average Balance Sheet” for the six-month periods ended June 30, 2009 and 2008.

Net interest income of $5,811,000 for the six months ended June 30, 2009, compares to $6,197,000 for the same six-month period in 2008, a decrease of $386,000 or 6.2%. The net interest margin is expected to stabilize in 2009 but remain low.

Total non-interest income for the six-month period ended June 30, 2009, of $843,000 compares to $1,048,000 for the same six-month period in 2008, a decrease of $205,000 or 19.6%. The net Non-sufficient funds fees and overdraft fees decreased $51,000 due to a decrease in Non-sufficient funds activity. Gains on sale of loans increased $67,000 primarily due to refinancings. Bank Owned Life Insurance (BOLI) income decreased $222,000 primarily due to an asset reduction resulting from a benefit payout in the first six months of 2008.

Total non-interest expense of $4,435,000 for the six months ended June 30, 2009, compares to $4,290,000 for the same six-month period in 2008. This represents an increase of $145,000 or 3.4%. Salary and employee benefits decreased approximately $25,000. The bonus accrual has decreased approximately $35,000; however, this decrease was partially offset by normal increases in salaries and employee benefits. Occupancy and Equipment costs decreased approximately $32,000; approximately $13,000 is due to decreased depreciation expense and computer technology expense. Professional fees increased approximately $13,000, which included additional auditing fees for SOX 404 compliance and other professional assistance with regulatory requirements including the Bank Secrecy Act and the Gramm-Leach-Bliley Act, increasing regulatory examination and the legal expense associated with these areas. Insurance and bond expense increased approximately $195,000 or 5.42% due to FDIC assessments. The Federal Deposit Insurance Corporation (FDIC) increased the regular FDIC assessment rates on all insured institutions as well as levied a special 5 basis points (bps) assessment that was assessed as of June 30, 2009. There is speculation that another special assessment may be assessed in the fourth quarter. The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2009 and 2008

Net income for the three-month period ended June 30, 2009, was $886,000, a decrease of $439,000 or 33.1% from the $1,325,000 reported at June 30, 2008.

Total interest income of approximately $4,046,000 for the three-month period ended June 30, 2009, compares to $4,734,000 for the same period in 2008, a decrease of $688,000 or 14.5%. The decrease in total interest income is primarily attributable to a decrease in the loan category. Interest and fees on loans decreased $464,000 or 13.0% for the three-month period ended June 30, 2009 compared to the same period for 2008. The decrease in interest and fees on loans is due to a decrease in the yields earned on the underlying principle balances. The yield was 5.99% compared to 7.06% for this three-month period of 2009 and 2008, respectively and the average loan balances were $207,754,000 compared to $202,567,000. See “Average Balance Sheet” for the three-month periods ended June 30, 2009 and 2008. The decrease in interest on investment securities of $96,000 was primarily attributable to a decrease in the yield of 3.62% compared to 4.82% for this three-month period of 2009 and 2008, respectively. The Average balances outstanding of investment securities of $102,663,000 for 2009 compared to $85,127,000 for 2008. See “Average Balance Sheet” for the three-month periods ended June 30, 2009 and 2008.

Total interest expense of $1,136,000 for the three-month period ending June 30, 2009, represents a decrease of $557,000 from the $1,693,000 reported for the same three-month period in 2008.

The decrease in interest expense on deposits of $549,000 is due mainly to the decreases in the average rate paid on the underlying principle balances of the interest bearing liabilities, specifically the Time deposits. The cost of Time deposits was 2.64% compared to 3.87% for this three-month period of 2009 and 2008, respectively and the cost of interest bearing deposits was 1.80% compared to 2.76% for this three-month period of 2009 and 2008 respectively. The average time deposits were $151,617,000 for this three-month period of 2009 compared to $154,275,000 for the same three months of 2008. Average interest-bearing deposits were $246,963,000 for this three-month period of 2009 compared to $240,391,000 for the same three months of 2008. See “Average Balance Sheet” for the three-month periods ended June 30, 2009 and 2008.

Net interest income of $2,910,000 for the three months ended June 30, 2009, compares to $3,041,000 for the same three-month period in 2008, a decrease of $131,000 or .03%. The net interest margin is expected to stabilize in 2009 but remain low.

Total non-interest income for the three-month period ended June 30, 2009, of $459,000 compares to $648,000 for the same three-month period in 2008, a decrease of $189,000 or 29.2%. Non-sufficient funds (NSF) fees and Overdraft fees decreased $22,000. Gain on sale of loans increased $65,000 due to a number of loan refinancings. Approximately $232,000 of the decrease was due to income from the Bank-Owned Life Insurance (BOLI) from the benefit payout in 2008. The changes in the remaining income accounts were attributable to increases/decreases in items that are normal and recurring in nature

Total non-interest expense of $2,200,000 for the three months ended June 30, 2009, compares to $2,037,000 for the same three-month period in 2009. This represents an increase of $163,000 or 8.0%. Salary and employee benefits increased $4,000. The expense was due to normal recurring employee cost increase for salary and employee benefits and staff additions. Occupancy and equipment expenses decreased $15,000 or 5.7%, of which, approximately $9,000 is due to decreased depreciation expense and computer technology expense. Insurance and bond expense increased approximately $191,000 or 10.61% due to FDIC assessments. The FDIC increased the regular FDIC assessment rates on all insured institutions as well as levied a special 5 bps assessment that was assessed as of June 30, 2009. There is speculation that another special assessment may be assessed in the fourth quarter. The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

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

Cash and amounts due from depository institutions and federal funds sold totaled $24,678,000 at June 30, 2009. These assets provide the primary source of liquidity for the Company. In addition, management has designated a portion of the investment portfolio, $61,935,000 as available for sale and has an available unused line of credit of $41,881,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at June 30, 2009. As of June 30, 2009, the Company had commitments to fund loans of approximately $2,613,000 and unused lines of credit totaling $38,862,000.

Cash was provided during the six month period ended June 30, 2009, mainly from operating activities of $1.3 million, and the net increase in deposits of $5.6 million, and the maturities and repayments of investment securities of $20.5 million. Cash was used during the six month period ended June 30, 2009, mainly to fund a net increase in loans of $3.8 million, for the purchase of investment securities of $35.5 million, and to reduce $2.5 million in Federal Home Loan Bank advances and short-term borrowings. In addition, $.3 million was used to purchase Treasury Stock, and $.9 million was used to pay dividends to shareholders. Cash and cash equivalents totaled $24.7 million at June 30, 2009, a decrease of $15.6 million from $40.3 million at December 31, 2008.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at June 30, 2009, and December 31, 2008. The Company ceased accruing interest on residential mortgages secured by real estate and consumer loans when principal or interest payments are delinquent 90 days or more. Commercial loans that are 90 days or more past due, are reviewed by the Executive Vice President and the loan officer to determine whether they will be classified as nonperforming. These officers review various factors, which include, but are not limited to, the timing of the maturity of the loan in relation to the ability to collect, whether the loan is deemed to be well secured, whether the loan is in the process of collection, and the favorable results of the analysis of customer financial data. A nonperforming loan will only be re-classified as a performing loan when stringent criteria have been met. At the time the accrual of interest is discontinued, future income is recognized only when cash is received or the loan has been returned to performing loan status. Renegotiated loans are those loans the terms of which have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

	June 30, 2009	December 31, 2008
	(dollars in thousands)
Loans on nonaccrual basis	$—	$73
Loans past due 90 days or more	—	—
Renegotiated loans	—	—

Total nonperforming loans	$—	$73

Other real estate	—	—
Repossessed assets	—	—

Total nonperforming assets	$—	$73

Nonperforming loans as a percent of total loans	.00%	.04%

Nonperforming loans as a percent of total assets	.00%	.02%

Nonperforming assets as a percent of total assets	.00%	.02%

Management monitors impaired loans on a continual basis. As of June 2009, impaired loans had no material effect on the Company’s financial position or results from operations.

The allowance for loan losses at June 30, 2009, totaled $2,506,000 or 1.21% of total loans as compared to $2,525,000 or 1.24% at December 31, 2008. Provisions for loan losses were $2,000 for the six months ended June 30, 2009 and $0 for the six months ended June 30, 2008. The provision was for the Overdraft Privilege program.

The level of funding for the provision is a reflection of the overall loan portfolio. There were not any Nonperforming loans as of June 30, 2009. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion.

Management performs a quarterly evaluation of the allowance for loan losses. The evaluation incorporates internal loan review and actual historical losses, as well as any negative economic trends in the local market. The evaluation is presented to and approved by the Board of Directors. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

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

	Period Ended
	2009			2008
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$206,564,748	$6,271,761	6.07%	$201,399,245	$7,415,755	7.36%
Securities-taxable (4)	62,285,236	1,127,681	3.62%	53,382,523	1,364,802	5.11%
Securities-nontaxable (4)	33,219,396	695,572	4.19%	30,234,021	653,740	4.32%
Securities-Equity (4,5)	1,734,560	43,241	4.99%	1,689,532	48,645	5.76%
Federal funds sold	6,439,879	5,643	0.18%	25,300,562	332,011	2.62%
Due from Federal Reserve Bank	12,017,677	18,438	0.31%	—	—	0.00%

Total interest earnings assets	322,261,496	8,162,336	5.07%	312,005,883	9,814,953	6.29%

Noninterest earning assets:
Cash and due from other institutions	10,462,319			11,255,494
Premises and equipment, net	6,232,940			6,546,152
Accrued interest	1,328,767			1,439,102
Other assets	8,115,048			7,560,007
Less allowance for loan losses	(2,527,974)			(2,499,920)

Total noninterest earnings assets	23,611,100			24,300,835

Total Assets	$345,872,596			$336,306,718

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	26,470,288	20,329	0.15%	26,371,723	56,718	0.43%
Money market accounts	27,642,783	116,122	0.84%	20,137,976	173,661	1.72%
Savings deposits	40,922,430	79,667	0.39%	38,116,901	142,659	0.75%
Time deposits	149,689,301	2,079,266	2.78%	154,055,664	3,166,205	4.11%
Short term borrowings	5,569,248	6,348	0.23%	5,298,620	11,290	0.43%
Federal Home Loan Advances	1,668,711	49,347	5.91%	2,334,680	67,414	5.78%

Total interest bearing liabilities	251,962,761	2,351,079	1.87%	246,315,564	3,617,947	2.94%

Noninterest bearing liabilities:
Demand deposits	49,876,221			47,248,392
Accrued expenses and other liabilities	2,428,490			2,779,012

Total noninterest bearing liabilities	52,304,711			50,027,404

Shareholders’ equity	41,605,124			39,963,750

Total Liabilities and Shareholders’ Equity	$345,872,596			$336,306,718

Net interest income		$5,811,257			$6,197,006

Interest rate spread (6)			3.20%			3.35%

Net yield on interest earning assets (7)			3.61%			3.97%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $173,000 and $186,000 in 2009 and 2008, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Period Ended
	2009			2008
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$207,754,060	$3,109,026	5.99%	$202,567,482	$3,573,113	7.06%
Securities-taxable (4)	67,067,697	550,935	3.29%	52,767,906	691,380	5.24%
Securities-nontaxable (4)	33,861,000	354,553	4.19%	30,661,178	309,116	4.03%
Securities-Equity (4,5)	1,734,560	23,561	5.43%	1,698,155	25,262	5.95%
Federal funds sold	4,162,426	1,508	0.14%	26,151,679	134,998	2.06%
Due from Federal Reserve Bank	11,491,758	6,266	0.22%	—	—	0.00%

Total interest earnings assets	326,071,501	4,045,849	4.96%	313,846,400	4,733,869	6.03%

Noninterest earning assets:
Cash and due from other institutions	$9,519,064			$11,506,796
Premises and equipment, net	6,189,713			6,543,027
Accrued interest	1,464,155			1,501,470
Other assets	8,235,315			7,958,378
Less allowance for loan losses	(2,531,566)			(2,495,839)

Total noninterest earnings assets	22,876,681			25,013,832

Total Assets	$348,948,182			$338,860,232

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	$26,553,124	$10,452	0.16%	$26,648,190	$25,882	0.39%
Money market accounts	27,739,146	59,002	0.85%	21,225,595	78,945	1.49%
Savings deposits	41,054,176	39,812	0.39%	38,242,265	59,630	0.62%
Time deposits	151,616,924	1,000,255	2.64%	154,275,126	1,493,435	3.87%
Short term borrowings	5,156,724	2,957	0.23%	5,220,867	2,990	0.23%
Federal Home Loan Advances	1,587,615	23,610	5.95%	2,251,002	32,580	5.79%

Total interest bearing liabilities	253,707,709	1,136,088	1.79%	247,863,045	1,693,462	2.73%

Noninterest bearing liabilities:
Demand deposits	51,043,348			47,919,665
Accrued expenses and other liabilities	2,950,222			3,410,318

Total noninterest bearing liabilities	53,993,570			51,329,983

Shareholders’ equity	41,246,903			39,667,204

Total Liabilities and Shareholders’ Equity	$348,948,182			$338,860,232

Net interest income		$2,909,761			$3,040,407

Interest rate spread (6)			3.17%			3.30%

Net yield on interest earning assets (7)			3.57%			3.88%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $91,000 and $100,000 in 2009 and 2008, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Six-Month Period Ended June 2009 Compared to 2008 Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$380	$(1,524)	$(1,144)
Securities-taxable	455	(692)	(237)
Securities-nontaxable	129	(88)	41
Securities-equities	3	(8)	(5)
Federal funds sold	(179)	(129)	(308)

Total interest earning Assets	788	(2,441)	(1,653)

Interest expense
Interest bearing demand	—	(37)	(37)
Money market accounts	129	(187)	(58)
Savings deposits	21	(84)	(63)
Time deposits	(179)	(908)	(1,087)
Short-term borrowing	1	(5)	(4)
Federal Home Loan Bank
Advances	(38)	20	(18)

Total interest bearing Liabilities	(66)	(1,201)	(1,267)

Net change in net interest income	$854	$(1,240)	$(386)

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

	Three-Month Period Ended June 2009 Compared to 2008 Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$366	$(830)	$(464)
Securities-taxable	749	(890)	(141)
Securities-nontaxable	129	(83)	46
Securities-equities	2	(3)	(1)
Federal funds sold	(216)	88	(128)

Total interest earning Assets	1,030	(1,718)	(688)

Interest expense
Interest bearing demand	—	(16)	(16)
Money market accounts	97	(117)	(20)
Savings deposits	17	(37)	(20)
Time deposits	(103)	(390)	(493)
Short-term borrowing	—	—	—
Federal Home Loan Bank
Advances	(38)	30	(8)

Total interest bearing Liabilities	(27)	(530)	(557)

Net change in net interest income	$1,057	$(1,188)	$(131)

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A - Risk Factors

Not Applicable to Smaller Reporting Companies.

Item 2 - Unregistered sales of equity securities and use of proceeds

The Company did not engage in any unregistered sales of its securities during the quarter ended June 30, 2009

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2009	99	$104.35	N/A	N/A
May 1 – 31, 2009	240	$104.80	N/A	N/A
June 1 – 30, 2009	131	$103.90	N/A	N/A
Total (1)	470	$104.45	N/A	N/A

(1)	470 shares of common stock were purchased by Killbuck Bancshares in open-market transactions.

Item 3 - Default upon senior securities

None

Item 4 - Results of votes of security holders

The following represent the results of matters submitted to a vote of the shareholders at the annual meeting held on April 27, 2009.

Affixing the number of directors at nine for 2009:

For	444,540
Abstain	3,460
Absent	171,189

Election of Directors:

The following directors were elected with terms to expire 2012:

	For	Withheld
Allan Mast	444,540	174,649
Dean Mullet	444,540	174,649
Luther Proper	444,540	174,649

Other directors not up for election but continuing in office include: Theodore A. Bratton, Max A. Miller, Michael S. Yoder, John W. Baker, Gail E. Patterson, and Kenneth E. Taylor.

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

Killbuck Bancshares, Inc.

Date: August 12, 2009	By:	/s/ Luther E. Proper
Luther E. Proper
President and Chief Executive Officer

Date: August 12, 2009	By:	/s/ Diane Knowles
Diane Knowles
Chief Financial Officer