Form 10-Q
period 2009-09-30
KILLBUCK BANCSHARES INC
filed 2009-11-13
CIK 1060455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2009

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

Class: Common Stock, no par value

Outstanding at October 31, 2009: 616,716

KILLBUCK BANCSHARES, INC.

Killbuck Bancshares, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$24,195,239	$31,868,633
Federal funds sold	5,470,000	8,448,000

Total cash and cash equivalents	29,665,239	40,316,633

Investment securities:
Securities available for sale	58,791,535	51,549,966
Time Deposits	980,000	—
Securities held to maturity (fair value of $37,985,921 and $33,265,569)	36,094,491	32,168,512

Total investment securities	95,866,026	83,718,478

Loans (net of allowance for loan losses of $2,464,242 and $2,525,202)	205,232,069	200,448,708

Loans held for sale	—	—
Premises and equipment, net	6,070,692	6,321,031
Accrued interest receivable	1,627,226	1,470,883
Goodwill, net	1,329,249	1,329,249
Other assets	7,916,543	7,732,841

Total assets	$347,707,044	$341,337,823

LIABILITIES
Deposits:
Noninterest bearing demand	$48,823,410	$52,971,305
Interest bearing demand	24,856,325	27,372,343
Money market	30,141,774	23,834,736
Savings	41,125,631	40,496,289
Time	151,900,852	144,272,233

Total deposits	296,847,992	288,946,906
Short-term borrowings	4,980,000	6,385,000
Federal Home Loan Bank advances	1,374,724	1,862,667
Accrued interest and other liabilities	920,355	1,207,652

Total liabilities	304,123,071	298,402,225

SHAREHOLDERS’ EQUITY

Common stock – No par value: 1,000,000 shares authorized, 718,431 issued	8,846,670	8,846,670
Retained earnings	44,014,419	42,461,137
Accumulated other comprehensive gain	208,943	643,359
Treasury stock, at cost (101,190 and 96,949 shares)	(9,486,059)	(9,015,568)

Total shareholders’ equity	43,583,973	42,935,598

Total liabilities and shareholders’ equity	$347,707,044	$341,337,823

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
INTEREST INCOME
Interest and fees on loans	$9,295,475	$10,862,950
Federal funds sold	36,524	454,919
Investment securities:
Taxable	1,663,897	2,118,229
Exempt from federal income tax	1,059,279	996,637

Total interest income	12,055,175	14,432,735

INTEREST EXPENSE
Deposits	3,354,635	5,033,074
Short term borrowings	9,198	14,410
Federal Home Loan Bank advances	70,630	97,533

Total interest expense	3,434,463	5,145,017

NET INTEREST INCOME	8,620,712	9,287,718

Provision for loan losses	2,000	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,618,712	9,287,718

NON INTEREST INCOME
Service charges on deposit accounts	287,317	277,336
NSF & OD fees, net	572,574	622,529
Gain on sale of loans, net	108,430	27,227
BOLI	177,519	396,405
Other income	111,099	117,875

Total non interest income	1,256,939	1,441,372

NON INTEREST EXPENSE
Salaries and employee benefits	3,790,555	3,823,922
Occupancy and equipment expense	768,672	798,565
Professional fees	290,999	253,912
Data Processing	151,266	151,526
Insurance & Bond	334,671	57,455
Franchise tax	390,761	375,274
Other expenses	988,425	1,016,017

Total non interest expense	6,715,349	6,476,671

INCOME BEFORE INCOME TAXES	3,160,302	4,252,419
Income taxes	709,688	841,244

NET INCOME	$2,450,614	$3,411,175

Earning per common share	$3.95	$5.43

Dividend per share	$1.45	$1.45

Weighted Average shares outstanding	619,054	628,356

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended September 30,
	2009	2008
INTEREST INCOME
Interest and fees on loans	$3,023,714	$3,447,195
Federal funds sold	12,443	122,908
Investment securities:
Taxable	492,975	704,782
Exempt from federal income tax	363,707	342,897

Total interest income	3,892,839	4,617,782

INTEREST EXPENSE
Deposits	1,059,251	1,493,831
Short term borrowings	2,850	3,120
Federal Home Loan Bank advances	21,283	30,119

Total interest expense	1,083,384	1,527,070

NET INTEREST INCOME	2,809,455	3,090,712

Provision for loan losses	—	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,809,455	3,090,712

NON INTEREST INCOME
Service charges on deposit accounts	102,843	96,842
NSF & OD fees, net	198,827	197,751
Gain on sale of loans, net	17,738	3,390
BOLI	58,960	55,891
Other income	35,881	39,493

Total non interest income	414,249	393,367

NON INTEREST EXPENSE
Salaries and employee benefits	1,305,694	1,314,133
Occupancy and equipment expense	258,193	255,327
Professional fees	94,894	70,652
Data Processing	52,846	47,474
Insurance & Bond	103,829	21,278
Franchise tax	131,826	126,734
Other expenses	333,130	350,604

Total non interest expense	2,280,412	2,186,202

INCOME BEFORE INCOME TAXES	943,292	1,297,877
Income taxes	199,711	199,624

NET INCOME	$743,581	$1,098,253

Earning per common share	$1.20	$1.75

Dividend per share	$.00	$.00

Weighted Average shares outstanding	617,932	627,404

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED September 30, 2009

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income (Loss)
Balance, December 31, 2008	$8,846,670	$42,461,137	$643,359	$(9,015,568)	$42,935,598
Net income		2,450,614			2,450,614	$2,450,614
Purchase of Treasury stock, at cost (4,241 shares)				(470,491)	(470,491)
Cash dividends paid ($1.45 per share)		(897,332)			(897,332)
Other comprehensive income:
Net unrealized (loss) on securities, net of tax $223,790			(434,416)		(434,416)	(434,416)

Comprehensive income						$2,016,198

Balance, September 30, 2009	$8,846,670	$44,014,419	$208,943	$(9,486,059)	$43,583,973

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$2,450,614	$3,411,175
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	2,000	—
Gain on sale of loans	(108,430)	(27,227)
Provision for depreciation and amortization	760,713	356,888
Origination of loans held for sale	(13,970,350)	(2,922,600)
Proceeds from the sale of loans	14,078,780	3,119,827
Federal Home Loan Bank stock dividend	—	(35,300)
Bank Owned Life Insurance (BOLI) benefit income	—	(234,396)
Net change in:
Accrued interest and other assets	(333,067)	(1,002,683)
Accrued expenses and other liabilities	(70,486)	(157,540)

Net cash provided by operating activities	2,809,774	2,508,144

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	26,013,858	14,179,846
Purchases	(34,306,322)	(17,487,043)
Bank CDs – Purchases	(1,715,000)	—
Bank CDs – Proceeds from Maturities	735,000	—
Investment securities held to maturity:
Proceeds from maturities and repayments	1,564,701	544,851
Purchases	(5,529,969)	(3,659,588)
Net increase in loans	(4,785,361)	(1,774,270)
Net Purchase of premises and equipment	(78,395)	(226,193)
Bank Owned Life Insurance (BOLI)
Proceeds	—	395,915
Purchases	—	(2,000,000)

Net cash used in investing activities	(18,101,488)	(10,026,482)

FINANCING ACTIVITIES
Net increase in demand, money market and savings deposits	272,467	9,197,655
Net increase (decrease) in time deposits	7,628,619	(6,443,209)
Net decrease in short term borrowings	(1,405,000)	(345,000)
Repayments of Federal Home Loan Bank advances	(487,943)	(505,059)
Purchase of Treasury stock	(470,491)	(486,204)
Dividends paid	(897,332)	(909,464)

Net cash provided by financing activities	4,640,320	508,719

Net decrease in cash and cash equivalents	(10,651,394)	(7,009,619)
Cash and cash equivalents at beginning of period	40,316,633	41,172,750

Cash and cash equivalents at end of period	$29,665,239	$34,163,131

Supplemental Disclosures of Cash Flows Information
Cash Paid During the Period For:
Interest on deposits and borrowings	$3,499,519	$5,298,928

Income taxes	$606,735	$1,019,193

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

NOTE 3 – COMPREHENSIVE INCOME

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is comprised of the following:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Net income	$2,450,614	$3,411,175
Other comprehensive income:
Net unrealized (loss) gain on securities	(658,205)	(378,769)
Tax effect	223,789	51,342

Total comprehensive income	$2,016,198	$3,083,748

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Net income	$743,581	$1,098,253
Other comprehensive income:
Net unrealized (loss) gain on securities	(52,402)	(968)
Tax effect	17,817	(60,335)

Total comprehensive income	$708,996	$1,036,950

NOTE 4 – DISCLOSURES ABOUT FAIR VALUE ASSETS AND LIABILITIES

Fair Value Measurements. The Fair Value Measurements Topic of the FASB Accounting Standards Codification (“FASB ASC”) defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FASB ASC Topic 820-10-20 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820-10-55 established a fair value hierarchy that emphasizes use of observable inputs and minimizes use of unobservable inputs when fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheet measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at September 30, 2009.

	September 30, 2009
	Level I	Level II	Level III	Total
	(In thousands)
Assets:
Securities available for sale	$—	$58,791,535	$—	$58,791,535
Loans held for sale	—	—	—	—

NOTE 5 – FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values at September 30, 2009 and December 31, 2008 are as follows:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from depository institutions	$24,195,239	$24,195,239	$31,868,633	$31,868,633
Federal funds sold	5,470,000	5,470,000	8,448,000	8,448,000
Securities available for sale	58,791,535	58,791,535	51,549,966	51,549,966
Time Deposits	980,000	980,000	—	—
Securities held to maturity	36,094,491	37,985,921	32,168,512	33,265,569
Net loans	205,232,069	212,319,000	200,448,708	211,277,000
Loans held for sale	—	—	—	—
Accrued interest receivable	1,627,226	1,627,226	1,470,833	1,470,883
Regulatory Stock	1,734,560	1,734,560	1,734,560	1,734,560
Bank Owned Life Insurance	5,607,180	5,607,180	5,442,906	5,442,906

Financial liabilities:
Deposits	$296,847,992	$299,855,140	$288,946,906	$292,313,673
Short term borrowings	4,980,000	4,980,000	6,385,000	6,385,000
Federal Home Loan Bank advances	1,374,724	1,570,000	1,862,667	2,180,000
Accrued interest payable	180,190	180,190	245,247	245,247

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

NOTE 6 – SUBSEQUENT EVENTS

Subsequent events have been evaluated for potential recognition and disclosure in the consolidated financial statements through November 4, 2009, which is the date the financial statements were available to be issued. No events were identified that would require adjustment to or disclosure in the financial statements.

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2009, the Company adopted a new standard which requires, among other things, the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of this standard had no effect on the Company’s financial statements.

On January 1, 2009, the Company adopted a new standard which establishes accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The standard defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this standard had no effect on the Company’s financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on the recognition and presentation of OTTI. This guidance amends current OTTI guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to OTTI of equity securities. The literature provides for the bifurcation of OTTI into: (i) amounts related to credit losses, which are recognized through earnings, and (ii) amounts related to all other factors that are recognized as a component of other comprehensive income. The Company elected to early adopt this guidance effective January 1, 2009 and has incorporated the guidance into preparing the Consolidated Financial Statements as of September 30, 2009.

In June 2009, the FASB issued accounting guidance on the accounting for transfers of financial assets. This guidance improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The guidance is effective for periods ending after November 15, 2009. Management is currently evaluating the potential impact of this guidance on the Company’s financial position, results of operations and cash flows.

In June 2009, the FASB issued guidance that significantly changes the criteria for determining whether the consolidation of a variable interest entity is required. This guidance also addresses the effect of changes on consolidation of variable interest entities and concerns regarding the application of certain provisions in previously issued accounting guidance, including concerns that the accounting and disclosures do not always provide timely and useful information about an entity’s involvement in a variable interest entity. This guidance is effective for interim and annual reporting periods that begin after November 15, 2009. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations.

On June 30, 2009, the Company adopted new accounting standards that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities, as well as clarity and consistency in accounting for and presenting impairment losses on securities. The standards give guidance to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The standards also relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Previously, fair values for these assets and liabilities were only disclosed once a year. These disclosures are now required on a quarterly basis to provide qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The adoption of this standard had no impact on the Company’s financial statements.

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS CONTINUED

On September 30, 2009, the Company adopted a new standard that makes the Financial Accounting Standards Board’s Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries and equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. The Codification does not change or alter existing GAAP and, therefore, the adoption of this standard had no effect on the Company’s financial statements, other than to eliminate previous references to accounting pronouncements that are no longer applicable as a result of this new codification scheme.

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

Financial Condition

Total assets at September 30, 2009 were $347,707,000 compared to $341,338,000 at December 31, 2008.

Cash and cash equivalents decreased by $10,652,000 or 26.4% from December 31, 2008, to September 30, 2009, with federal funds sold decreasing $2,978,000. The decrease was used to partially fund the increase in the Bank’s loan portfolio.

Investment securities available for sale increased by $7,242,000 or 14.0% from December 31, 2008, to September 30, 2009 due to an increase in suitable securities available to purchase for the portfolio. Time Deposits held at other institutions were purchased for $1.0 million due to attractive rates and the increase in FDIC insurance limits. Investments held to maturity increased $3,925,000 or 12.2% due to some attractive municipal securities available for the portfolio.

Net loans increased by $4,783,000 or 2.4% from December 31, 2008 to September 30, 2009. An increase of $4,847,000 occurred in the real estate loan category, which is attributable primarily to residential real estate lending of $7,439,000 with an additional increase in farm lending of $412,000 and a decrease of $2,573,000 in commercial real estate lending and $431,000 in construction loan activity. Management believes the residential loan activities have seen an increase in the Bank’s lending area. Commercial and other loan balances increased by $528,000 due to additional draws on existing lines of credit. The Consumer loan balances decreased by $592,000.

Total deposits at September 30, 2009 were $296,848,000 compared to $288,947,000 at December 31, 2008. Demand accounts decreased $6,664,000, while money market accounts, savings accounts and time deposits accounts increased $6,307,000, $629,000 and $7,629,000 respectively. Management attributes these changes to the changes in interest rates. A Money Market account is a short term investment that customers use while waiting until the interest rates meet their expectations for longer term time deposits. Management believes the demand accounts decreases are attributable to normal fluctuations due to customer usage.

Federal Home Loan Bank advances decreased $488,000 due to maturities and scheduled repayments, and short-term borrowings decreased $1,405,000 at September 30, 2009 from December 31, 2008.

Shareholders’ Equity increased by $648,000 or 1.5%, which was mainly due to earnings of $2,451,000 for the first nine months of 2009 decreased by a $435,000 unrealized loss on securities included in other comprehensive income, dividends paid totaling $897,000 and by the purchase of Treasury stock for $471,000. Treasury stock purchases are monitored against the Company’s Strategic Plan and the goals set forth in the plan. The Treasury stock purchases have not exceeded the Strategic Plan’s guidelines for the first nine months of 2009. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At September 30, 2009, the total capital ratio was 19.49%; the Tier I capital ratio was 18.41%, and the leverage ratio was 12.04%, compared to regulatory capital requirements of 8.00%, 4.00% and 4.00% respectively. These ratios are well in excess of regulatory capital requirements.

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 2009 and 2008

Net income for the nine-month period ended September 30, 2009, was $2,451,000, a decrease of $960,000 or 28.1% from the $3,411,000 reported at September 30, 2008.

Total interest income of approximately $12,055,000 for the nine-month period ended September 30, 2009, compares to $14,433,000 for the same period in 2008, a decrease of $2,378,000 or 16.5%. The decrease in total interest income is primarily attributable to a decrease in interest and fees on loans due primarily to a decrease in the average yield on the underlying balances. See “Average Balance Sheet” for the nine-month periods ended September 30, 2009 and 2008. The yield on loans decreased to 5.99% for the first nine months of 2009 compared to 7.20% for the first nine months of 2008. Average loan balances were $206,906,000 for the first nine months of 2009 compared to $201,277,000 for the first nine months of 2008. The interest on taxable investment securities of $1,664,000 for 2009 compares to $2,118,000 for 2008. The decrease in investment income is primarily attributable to a decrease in yield. The Average investment balances on taxable securities were $61,741,000 compared to $54,080,000 and the yields were 3.42% compared to 5.05% for the first nine months of 2009 and 2008 respectively. The interest on Federal Funds also decreased. It decreased due to the decrease in volume and yield. The average balance outstanding in Federal Funds and Due from Federal Reserve Bank were $19,978,000 compared to $25,108,000 for the first nine months of 2009 and 2008 respectively. The yield on the excess liquidity in Federal Funds and Due from Federal Reserve Bank decreased from 2.42% for 2008 to .24% for 2009.

Total interest expense of $3,434,000 for the nine-month period ending September 30, 2009 represents a decrease of $1,711,000 from the $5,145,000 reported for the same nine-month period in 2008. The decrease in interest expense on deposits of $1,679,000 is due mainly to a decrease in interest rates. The decreases in the average rate paid on the underlying balances of the interest bearing liabilities are due mainly to the Time deposits. The cost of Time deposits was 2.68% compared to 3.92% for this nine-month period of 2009 and 2008, respectively. The cost on interest bearing deposits was 1.8%, compared to 2.8% for the nine-month periods of 2009 and 2008 respectively. Average interest-bearing deposits were $246,216,000 for the first nine months of 2009 compared to $238,909,000 for the first nine months of 2008. See “Average Balance Sheet” for the nine-month periods ended September 30, 2009 and 2008.

Net interest income of $8,621,000 for the nine months ended September 30, 2009, compares to $9,288,000 for the same nine-month period in 2009, a decrease of $667,000 or 7.2%. The net interest margin is expected to stabilize in 2009 but remain low.

Total non-interest income for the nine-month period ended September 30, 2009, of $1,257,000 compares to $1,441,000 for the same nine-month period in 2008, a decrease of $184,000 or 12.8%. The net Non-sufficient funds fees and overdraft fees decreased $50,000 due to a decrease in Non-sufficient funds activity. Gains on sale of loans increased $81,000 primarily due to refinancings. Bank Owned Life Insurance (BOLI) income decreased $218,000 primarily due to an asset reduction resulting from a benefit payout in the first nine months of 2008.

Total non-interest expense of $6,715,000 for the nine months ended September 30, 2009, compares to $6,477,000 for the same nine-month period in 2008. This represents an increase of $238,000 or 3.7%. Salary and employee benefits decreased approximately $33,000. The bonus accrual has decreased approximately $52,000; however, this decrease was partially offset by normal increases in salaries and employee benefits. Occupancy and Equipment costs decreased approximately $30,000; approximately $28,000 is due to decreased depreciation expense and computer technology expense. Professional fees increased approximately $37,000, which included additional auditing fees for SOX 404 compliance and other regulatory requirements such as Bank Secrecy Act and Gramm-Leach-Bliley Act, increasing regulatory examination costs, and the legal expense associated with these areas. Insurance and bond expense increased approximately $278,000 or 4.88% due to FDIC assessments.

The Federal Deposit Insurance Corporation (FDIC) increased the regular FDIC assessment rates on all insured institutions as well as levied a special 5 basis points (bps) assessment that was assessed as of June 30, 2009 and paid September 30, 2009. The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2009 and 2008

Net income for the three-month period ended September 30, 2009, was $744,000, a decrease of $354,000 or 32.2% from the $1,098,000 reported at September 30, 2008.

Total interest income of approximately $3,893,000 for the three-month period ended September 30, 2009, compares to $4,618,000 for the same period in 2008, a decrease of $725,000 or 15.7%. The decrease in total interest income is primarily attributable to a decrease in the loan category. Interest and fees on loans decreased $423,000 or 12.3% for the three-month period ended September 30, 2009 compared to the same period for 2008. The decrease in interest and fees on loans is due to a decrease in the yields earned on the underlying balances. Average loan balances were $207,588,000 compared to $201,033,000 and the yield was 5.83% compared to 6.86% for this three-month period of 2009 and 2008, respectively. See “Average Balance Sheet” for the three-month periods ended September 30, 2009 and 2008. The decrease in interest on taxable investment securities of $226,000 was primarily attributable to a decrease in the yields earned on the average balances outstanding. The average balances of taxable investment securities were $60,651,000 for 2009 compared to $55,474,000 for 2008 and the yield was 3.02% compared to 4.93% for this three-month period of 2009 and 2008 respectively. See “Average Balance Sheet” for the three-month periods ended September 30, 2009 and 2008.

Total interest expense of $1,083,000 for the three-month period ending September 30, 2009, represents a decrease of $444,000 from the $1,527,000 reported for the same three-month period in 2008. The decrease in interest expense on deposits of $435,000 is due mainly to the decreases in the average rate paid on the underlying balances of the interest bearing liabilities, specifically the Time deposits. The cost of Time deposits was 2.47% compared to 3.52% for this three-month period of 2009 and 2008, respectively and the cost of interest bearing deposits was 1.7% compared to 2.50% for this three-month period of 2009 and 2008 respectively. The average time deposits were $152,295,000 for this three-month period of 2009 compared to $149,429,000 for the same three months of 2009. Average interest-bearing deposits were $249,198,000 for this three-month period of 2009 compared to $239,361,000 for the same three months of 2008. See “Average Balance Sheet” for the three-month periods ended September 30, 2009 and 2008.

Net interest income of $2,810,000 for the three months ended September 30, 2009, compares to $3,091,000 for the same three-month period in 2008, a decrease of $281,000 or 9.1%. The net interest margin is expected to stabilize in 2009 but remain low.

Total non-interest income for the three-month period ended September 30, 2009, of $414,000 compares to $393,000 for the same three-month period in 2008, an increase of $21,000 or 5.3%. Gains on sale of loans increased $15,000 primarily due to refinancings. The changes in the remaining income accounts were attributable to increases/decreases in items that are normal and recurring in nature.

Total non-interest expense of $2,281,000 for the three months ended September 30, 2009, compares to $2,186,000 for the same three-month period in 2008. This represents an increase of $95,000 or 4.3%. Salary and employee benefits decreased $8,000. The bonus accrual has decreased approximately $17,000; however, this decrease was partially offset by normal increases in salaries and employee benefits. Professional fees increased approximately $24,000, which included additional auditing fees for SOX 404 compliance and other regulatory requirements such as Bank Secrecy Act and Gramm-Leach-Bliley Act, increasing regulatory costs, and the legal expense associated with these areas. Insurance and bond expense increased approximately $83,000 or 388.0% due to FDIC assessments. The Federal Deposit Insurance Corporation (FDIC) increased the regular FDIC assessment rates on all insured institutions. The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

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

Cash and amounts due from depository institutions and federal funds sold totaled $29,665,000 at September 30, 2009. These assets provide the primary source of liquidity for the Company. In addition, management has designated a portion of the investment portfolio, $58,792,000 as available for sale and has an available unused line of credit of $42,078,000 with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at September 30, 2009. As of September 30, 2009, the Company had commitments to fund loans of approximately $2,808,000 and unused lines of credit totaling $40,176,000.

Cash was provided during the nine month period ended September 30, 2009, mainly from operating activities of $2.8 million, and the net increase in deposits of $7.9 million, the maturities and repayments of investment securities of $28.3 million. Cash was used during the nine month period ended September 30, 2009, mainly to fund a net increase in loans of $4.8 million, for the purchase of investment securities of $41.5 million, and to reduce $1.9 million in Federal Home Loan Bank advances and short-term borrowings. In addition, $.5 million was used to purchase Treasury Stock, and $.9 million was used to pay dividends to shareholders. Cash and cash equivalents totaled $29.7 million at September 30, 2009, a decrease of $10.6 million from $40.3 million at December 31, 2008.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at September 30, 2009, and December 31, 2008. The Company ceased accruing interest on residential mortgages secured by real estate and consumer loans when principal or interest payments are delinquent 90 days or more. Commercial loans, that are 90 days or more past due, are reviewed by the Executive Vice President and the loan officer to determine whether they will be classified as nonperforming. These officers review various factors, which include, but are not limited to, the timing of the maturity of the loan in relation to the ability to collect, whether the loan is deemed to be well secured, whether the loan is in the process of collection, and the favorable results of the analysis of customer financial data. A nonperforming loan will only be re-classified as a performing loan when stringent criteria have been met. At the time the accrual of interest is discontinued, future income is recognized only when cash is received or the loan has been returned to performing loan status. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

	September 30, 2009	December 31, 2008
	(dollars in thousands)
Loans on nonaccrual basis	$11	$73
Loans past due 90 days or more	—	—
Renegotiated loans	—	—

Total nonperforming loans	$11	$73

Other real estate	—	—
Repossessed assets	—	—

Total nonperforming assets	$11	$73

Nonperforming loans as a percent of total loans	.01%	.04%

Nonperforming loans as a percent of total assets	.00%	.02%

Nonperforming assets as a percent of total assets	.00%	.02%

Management monitors impaired loans on a continual basis. As of September 2009, impaired loans had no material effect on the Company’s financial position or results from operations.

The allowance for loan losses at September 30, 2009, totaled $2,464,000 or 1.19% of total loans as compared to $2,525,000 or 1.24% at December 31, 2008. Provisions for loan losses were $2,000 for the nine months ended September 30, 2009 and $0 for the three months ended September 30, 2009. The provision was for the Overdraft Privilege program.

The level of funding for the provision is a reflection of the overall loan portfolio. Nonperforming loans consist of approximately $11,000 in commercial loan balances. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion.

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

	Period Ended
	2009			2008
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$206,905,771	9,295,475	5.99%	$201,277,236	$10,862,950	7.20%
Securities-taxable (4)	61,740,605	1,585,587	3.42%	54,079,797	2,048,880	5.05%
Securities-nontaxable (4)	33,751,864	1,059,279	4.18%	30,811,689	996,637	4.31%
Securities-Equity (4,5)	1,734,560	78,310	6.02%	1,697,923	69,349	5.45%
Federal funds sold	6,556,359	7,708	0.16%	25,108,478	454,919	2.42%
Due from Federal Reserve Bank	13,421,474	28,816	0.29%	—	—	—%

Total interest earnings assets	324,110,633	12,055,175	4.96%	312,975,123	14,432,735	6.15%

Noninterest earning assets:
Cash and due from other institutions	10,199,930			11,517,628
Premises and equipment, net	6,192,475			6,519,352
Accrued interest	1,278,820			1,381,096
Other assets	8,190,378			7,711,671
Less allowance for loan losses	(2,518,939)			(2,495,053)

Total noninterest earnings assets	23,342,664			24,634,694

Total Assets	$347,453,297			$337,609,817

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	26,059,089	29,723	0.15%	26,721,053	84,687	0.42%
Money market accounts	28,670,605	183,558	0.85%	21,114,047	261,374	1.65%
Savings deposits	40,928,340	119,871	0.39%	38,560,113	205,903	0.71%
Time deposits	150,557,793	3,021,483	2.68%	152,513,352	4,481,110	3.92%
Short term borrowings	5,353,424	9,198	0.23%	5,328,085	14,410	0.36%
Federal Home Loan Advances	1,587,346	70,630	5.93%	2,250,118	97,533	5.78%

Total interest bearing liabilities	253,156,597	3,434,463	1.81%	246,486,768	5,145,017	2.78%

Noninterest bearing liabilities:
Demand deposits	50,193,496			48,267,996
Accrued expenses and other liabilities	2,864,614			3,316,456

Total noninterest bearing liabilities	53,058,110			51,584,452

Shareholders’ equity	41,238,590			39,538,597

Total Liabilities and Shareholders’ Equity	$347,453,297			$337,609,817

Net interest income		$8,620,712			$9,287,718

Interest rate spread (6)			3.15%			3.37%

Net yield on interest earning assets (7)			3.55%			3.96%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $275,000 and $275,000 in 2009 and 2008, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Period Ended
	2009			2008
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$207,587,818	3,023,714	5.83%	$201,033,218	$3,447,195	6.86%
Securities-taxable (4)	60,651,342	457,906	3.02%	55,474,344	684,079	4.93%
Securities-nontaxable (4)	34,816,800	363,707	4.18%	31,967,024	342,897	4.29%
Securities-Equity (4,5)	1,734,560	35,069	8.09%	1,714,703	20,703	4.83%
Federal funds sold	6,789,321	2,065	0.12%	24,724,312	122,908	1.99%
Due from Federal Reserve Bank	16,229,068	10,378	0.26%	—	—	—%

Total interest earnings assets	327,808,909	3,892,839	4.75%	314,913,601	4,617,782	5.87%

Noninterest earning assets:
Cash and due from other institutions	9,675,153			$12,041,897
Premises and equipment, net	6,111,544			6,465,752
Accrued interest	1,178,927			1,265,083
Other assets	8,341,036			8,015,000
Less allowance for loan losses	(2,500,868)			(2,485,320)

Total noninterest earnings assets	22,805,793			25,302,412

Total Assets	$350,614,701			$340,216,013

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	25,236,692	9,395	0.15%	$27,419,713	$27,969	0.41%
Money market accounts	30,726,250	67,435	0.88%	23,066,191	87,712	1.52%
Savings deposits	40,940,158	40,204	0.39%	39,446,537	63,245	0.64%
Time deposits	152,294,778	942,217	2.47%	149,428,729	1,314,905	3.52%
Short term borrowings	4,921,774	2,850	0.23%	5,387,011	3,120	0.23%
Federal Home Loan Advances	1,424,618	21,283	5.98%	2,080,994	30,119	5.79%

Total interest bearing liabilities	255,544,270	1,083,384	1.70%	246,829,175	1,527,070	2.47%

Noninterest bearing liabilities:
Demand deposits	50,828,045			50,307,203
Accrued expenses and other liabilities	3,736,863			4,391,342

Total noninterest bearing liabilities	54,564,908			54,698,545

Shareholders’ equity	40,505,523			38,688,293

Total Liabilities and Shareholders’ Equity	$350,614,701			$340,216,013

Net interest income		$2,809,455			$3,090,712

Interest rate spread (6)			3.05%			3.40%

Net yield on interest earning assets (7)			3.43%			3.93%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $102,000 and $89,000 in 2009 and 2008, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Nine-Month Period Ended September 2009 Compared to 2008 Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$405	$(1,973)	$(1,568)
Securities-taxable	387	(850)	(463)
Securities-nontaxable	127	(65)	62
Securities-equities	2	7	9
Federal funds sold	(124)	(294)	(418)
Due from Federal Reserve	—	—	—

Total interest earning Assets	$797	$(3,175)	$(2,378)

Interest expense
Interest bearing demand	(3)	(52)	(55)
Money market accounts	125	(203)	(78)
Savings deposits	17	(103)	(86)
Time deposits	(77)	(1,383)	(1,460)
Short-term borrowing	0	(5)	(5)
Federal Home Loan Bank Advances	(38)	11	(27)

Total interest bearing Liabilities	24	(1,735)	(1,711)

Net change in net interest income	$773	$(1,440)	$(667)

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

	Three-Month Period Ended September 2009 Compared to 2008 Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$450	$(873)	$(423)
Securities-taxable	255	(481)	(226)
Securities-nontaxable	122	(101)	21
Securities-equities	1	13	14
Federal funds sold	(34)	(77)	(111)
Due from Federal Reserve Bank	—	—	—

Total interest earning Assets	$794	$(1,519)	$(725)

Interest expense
Interest bearing demand	(9)	(10)	(19)
Money market accounts	116	(136)	(20)
Savings deposits	10	(33)	(23)
Time deposits	101	(474)	(373)
Short-term borrowing	(1)	1	—
Federal Home Loan Bank Advances	(38)	29	(9)

Total interest bearing Liabilities	179	(623)	(444)

Net change in net interest income	$615	$(896)	$(281)

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A - Risk Factors

Not Applicable to Smaller Reporting Companies.

Item 2 - Unregistered sales of equity securities and use of proceeds

The Company did not engage in any unregistered sales of its securities during the quarter ended September 30, 2009

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1 – 30, 2009	805	$104.30	N/A	N/A

August 1 – 31, 2009	—	$—	N/A	N/A

September 1 – 30, 2009	673	$105.20	N/A	N/A

Total (1)	1,478	$104.71	N/A	N/A

(1)	1,478 shares of common stock were purchased by Killbuck Bancshares in open-market transactions.

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

Killbuck Bancshares, Inc.

Date: November 13, 2009	By:	/S/ LUTHER E. PROPER
Luther E. Proper
President and Chief Executive Officer

Date: November 13, 2009	By:	/S/ DIANE KNOWLES
Diane Knowles
Chief Financial Officer