Form 10-K
period 2009-12-31
KILLBUCK BANCSHARES INC
filed 2010-03-23
CIK 1060455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 [FEE REQUIRED]

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regional S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant, calculated by reference to the stock valuation done on Killbuck Bancshares, Inc. common stock as of December 31, 2009 was $62.9 million (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

There were 616,706 shares of no par value common stock outstanding as of December 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the 2009 Annual Report to Shareholders

2.	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2010. (Part III)

FORM 10-K INDEX

PART I

Item 1.	Business

Item 1A	Risk Factors

Item 1B	Unresolved Staff Comments

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, changes in real estate values in the Company’s primary lending areas, market and monetary fluctuations; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and savings habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1. Business

Killbuck Bancshares, Inc. (the “Company”) was incorporated under the laws of the State of Ohio for the primary purpose of acquiring and holding all of the outstanding shares of The Killbuck Savings Bank Company (the “Bank”). The principal office of the Company is located at 165 N. Main Street, Killbuck, Ohio. The Killbuck Savings Bank Company was incorporated under the banking laws of the State of Ohio in 1900.

The Bank is headquartered in Killbuck, Ohio, which is in Holmes County. Holmes County is located in northeastern Ohio, and has a population of approximately 41,000.

The Bank provides a wide range of retail banking services to individuals and small to medium-sized businesses. These services include various deposit products, business and personal loans, credit cards, residential mortgage loans, home equity loans, internet banking, bill payment, and other consumer oriented financial services including IRA accounts, Health Savings Accounts (HSA), safe deposit and night depository facilities. The Bank also has automatic teller machines (“ATM”) located at all locations providing 24 hour banking service to our customers. The Bank belongs to STAR, a national ATM network with thousands of locations nationwide. Neither the Company nor the Bank has any foreign operations, assets, investments or deposits.

The Bank is the Company’s sole subsidiary. The Bank has ten offices, with seven in Holmes County including a loan production office, two in Knox County and one in Tuscarawas County.

The Company, through its Bank subsidiary, conducts the business of a commercial banking organization. At December 31, 2009, the Company and its subsidiary had total consolidated assets of $372.0 million and total consolidated shareholders’ equity of $43.1 million. The capital of the Company consists of 1,000,000 authorized shares of capital stock, no par value of which 616,706 shares were issued and outstanding at December 31, 2009 to 992 shareholders.

The Bank is a state chartered commercial bank, regulated by the Ohio Division of Financial Institutions (“ODFI”) and the Federal Reserve Board (“FRB”), with its deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent permitted by law.

Employees

As of December 31, 2009, the Bank had 100 full-time and 27 part-time employees. The Company had no employees. The Bank provides a number of benefits for its full-time employees, including health and life insurance, pension, workers’ compensation, social security, paid vacations, and numerous bank services. No employees are union participants or subject to a collective bargaining agreement.

Competition

The commercial banking business in the market areas served by the Bank is very competitive. Many of these competitors are substantially larger than the Bank. In addition to local bank competition, the Bank competes with larger commercial banks headquartered in metropolitan areas, savings banks, credit unions, finance companies and other financial intermediaries for loans and deposits.

There are eight financial institutions operating in Holmes County. As of June 30, 2009 (the most recent date for which such information is available), the Bank had the largest market share with $233.3 million in total deposits as of such date, representing a market share of approximately 43%. The institution with the second largest market share had deposits of $195.9 million as of such date, representing a market share of approximately 36%.

Certain Regulatory Considerations

The following is a summary of certain statutes and regulations affecting the Company and its subsidiary. This summary is qualified in its entirety by such statutes and regulations.

The Company

The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, (“BHC Act”) and as such is subject to regulation by the FRB. A bank holding company is required to file with the FRB quarterly reports and other information regarding its business operations and those of its subsidiaries. A bank holding company and its subsidiary banks are also subject to examination by the FRB.

The BHC Act requires every bank holding company to obtain the prior approval of the FRB before acquiring substantially all the assets of any bank or bank holding company or ownership or control of any voting shares of any bank or bank holding company, if, after such acquisition, it would own or control, directly or indirectly, more than five percent (5%) of the voting shares of such bank or bank holding company.

In approving acquisitions by bank holding companies of companies engaged in banking-related activities, the FRB considers whether the performance of any such activity by a subsidiary of the holding company reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, which outweigh possible adverse effects, such as over concentration of resources, decrease of competition, conflicts of interest, or unsound banking practices.

Bank holding companies are restricted in, and subject to, limitations regarding transactions with subsidiaries and other affiliates.

In addition, bank holding companies and their subsidiaries are prohibited from engaging in certain “tie in” arrangements in connection with any extensions of credit, leases, sales of property, or furnishing of services.

The Company Subsidiary

The Company operates the Bank as its only subsidiary. As an Ohio state-chartered commercial bank, the Bank is supervised and regulated by the ODFI, and is subject to the laws and regulations applicable to all Ohio commercial banks.

Capital Requirements

The FRB, ODFI, and FDIC require banks and holding companies to maintain minimum capital ratios.

The FRB has promulgated “risk-adjusted” capital guidelines for bank holding companies. The ODFI and FDIC have adopted substantially similar risk-based capital guidelines with respect to the Bank. These ratios involve a mathematical process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the Company’s capital base. The rules set the minimum guidelines for the ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) at 8%. At least half of the total capital is to be composed of common equity, retained earnings, and a limited amount of perpetual preferred stock less certain goodwill items (“Tier 1 Capital”). The remainder may consist of a limited amount of subordinated debt, other preferred stock, or a limited amount of loan loss reserves.

In addition, the federal banking regulatory agencies have adopted leverage capital guidelines for banks and bank holding companies. Under these guidelines, banks and bank holding companies must maintain a minimum ratio of three percent (3%) Tier 1 Capital to total assets. The Federal Reserve Board has indicated, however, that banking organizations that are experiencing or anticipating significant growth, are expected to maintain capital ratios well in excess of the minimum levels.

Regulatory authorities may increase such minimum regulatory capital requirements for all banks and bank holding companies, as well as specific individual banks or bank holding companies. Mandated increases in the minimum required capital ratios could adversely affect the Company and the Bank, including their ability to pay dividends.

At December 31, 2009, the Company’s respective total and Tier 1 risk-based capital ratios and leverage ratios significantly exceeded the minimum regulatory requirements. See Notes to the Consolidated Financial Statements included in the Annual Report and incorporated herein by reference in the report as Exhibit 13.

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

Dividend Regulation

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by the Bank. Generally, the Bank may not declare a dividend, without ODFI approval, if the total of dividends declared in a calendar year exceeds the total of its net income for that year combined with its retained earnings of the preceding two years. At December 31, 2009, the Bank had the ability to pay dividends of approximately $3.9 million to the Company without prior regulatory approval.

Government Policies and Legislation

The policies of regulatory authorities, including the ODFI, FRB and FDIC have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. An important function of the Federal Reserve System is to regulate aggregate national credit and money supply through such means as open market dealings in securities, establishment of the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. Policies of these agencies may be influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and fiscal policies of the United States government.

Financial Services Modernization Act of 1999

Under the Gramm-Leach-Bliley Act (better known as the Financial Services Modernization Act of 1999), bank holding companies are entitled to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

The Financial Services Modernization Act defines “financial in nature” to include:

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

FDICIA

The Federal Deposit Insurance Company Improvement Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do no meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the banks or thrift’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2009, the Company’s banking subsidiary was well capitalized pursuant to these prompt corrective action guidelines.

Deposit Insurance Assessments

The deposits of the Company’s banking subsidiary are insured up to regulatory limits by the FDIC, and, accordingly, are subject to deposit insurance assessments based on the Federal Deposit Insurance Reform Act of 2005, as adopted and took effect on April 21, 2006.

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

The Emergency Economic Stabilization Act 2008 provided a temporary increase in deposit insurance coverage for $100,000 to $250,000 per depositor. This legislation was effective immediately upon the President’s signature on October 3, 2008. The basic deposit insurance limit was set to return to $100,000 on January 1, 2010, however, at this time, the date has been extended to December 31, 2013.

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

Depositor Preference Statute

In the “liquidation or other resolution” of an institution by any receiver, U.S. federal legislation provides that deposits and certain claims for administrative expenses and employee compensation against the insured depository institution would be afforded a priority over general unsecured claims against that institution, including federal funds and letters of credit.

Recent Legislation

In response to recent unprecedented financial market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted in 2008. EESA authorized the U.S. Treasury Department to provide up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (TARP). Of this amount, Treasury allocated $250 billion to the TARP Capital Purchase Program. On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury. The Secretary’s authority under TARP expired on December 31, 2009. The Company previously determined to not participate in the TARP Capital Purchase Program.

Before and after EESA, there have been numerous actions by the FRB, Congress, the Treasury, the FDIC, and the Securities and Exchange Commission (“SEC”) and others to stabilize both the economy and the banking industry, including passage of the American Recovery and Reinvestment Act. In addition, there is significant potential for new federal regulations relating to lending, funding practices, and liquidity and capital standards, and the bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. These increased governmental actions may increase our costs and limit our ability to pursue certain business opportunities.

Monetary Policies

The earnings of the Company are dependent upon the earnings of its wholly-owned subsidiary bank. The earnings of the subsidiary bank are affected by the policies of regulatory authorities, including the Ohio Division of Financial Institutions, the Board of Governors of the FRB and the FDIC. The policies and regulations of the regulatory agencies have had and will continue to have a significant effect on deposits, loans and investment growth, as well as the rate of interest earned and paid, and therefore will affect the earnings of the subsidiary bank and the Company in the future, although the degree of such future impact cannot accurately be predicted.

Securities Laws and Compliance

In 1998, the Company’s common stock was registered under the Securities Exchange Act of 1934, as amended (“1934 Act”). This registration requires ongoing compliance with the 1934 Act and its periodic filing requirements, as well as a wide range of federal and state securities laws. These requirements include, but are not limited to, the filing of annual, quarterly and other reports with the SEC, certain requirements as to the solicitation of proxies from shareholders, as well as other proxy rules, and compliance with the reporting requirements and “short-swing” profit rules imposed by section 16 of the 1934 Act.

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

Item 1A Risk Factors

Not applicable to Smaller Reporting Companies.

Item 1B Unresolved Staff Comments

None

Item 2 Description of Property

Properties

The Company and the Bank’s executive offices are located at 165 North Main Street, Killbuck, Ohio. The Company pays no rent or other form of consideration for the use of this facility. All office properties are owned by the Bank. The Bank has seven offices located in Holmes County (1), two in Knox County (2), and one in Tuscarawas County (3). The Bank’s total investment in office property and equipment was $11.4 million with a net book value $6.0 million at December 31, 2009. The offices are at the following locations.

Main Office: (1) 165 North Main Street Killbuck, Ohio 44637	Mt. Hope Branch (1) 8115 State Rt. 241 Mt. Hope, Ohio 44660	Millersburg Loan Annex (1) 164 N. Clay Street Millersburg, Ohio 44654

Millersburg North Branch (1) 181 N. Washington Street Millersburg, Ohio 44654	Millersburg South Branch (1) 1642 S. Washington Street Millersburg, Ohio 44654	Apple Valley Branch (2) 21841 Plank Road Howard, Ohio 43028

German Village Branch (1) 4900 Oak Street Berlin, Ohio 44610	Sugarcreek Branch (3) 1035 W. Main Street Sugarcreek, Ohio 44681

Danville Branch (2) 701 S. Market Street Danville, Ohio 43014	Berlin Branch (1) (4) 4790 Township Road 366 Millersburg, Ohio 44654

(4)	Includes ATM location at 4853 Main Street, Berlin, Ohio 44610.

Item 3 Legal Proceedings

Neither the Bank nor the Company is involved in any material legal proceedings. The Bank, from time to time, is a party to litigation, which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. In the opinion of management, the resolution of any such issues will generally not have a material adverse impact on the financial position, results of operation, or liquidity of the Bank or the Company.

Item 4 Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5 Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities

The Company’s common shares are currently quoted by a number of quotation services, including the Over the Counter Bulletin Board (the “OTCBB”) and the Pink Sheets Electronic Quotation Service (the “Pink Sheets”), as well as by Community Banc Investments (“CBI”), each of which handles a limited amount of the Corporation’s stock transactions. The OTCBB and the Pink Sheets are both quotation services for “over-the-counter securities,” which are generally considered to be any equity securities not otherwise listed on a national exchange, such as NASDAQ, NYSE or Amex. CBI is a licensed intrastate securities dealer that specializes in marketing the stock of independent banks in Ohio. The Company’s common shares are quoted on the OTCBB and the Pink Sheets under the trading symbol “KLIB.” At December 31, 2009, there were 616,706 of the Company’s shares issued and outstanding, held by 992 shareholders of record and in street name.

The common stock of the Company trades infrequently. Parties interested in buying or selling the Company’s stock are generally referred to Community Banc Investments (“CBI”). The quarterly high and low price information in the table below was obtained from CBI and the OTCBB.

Quarter Ended		High	Low	Cash Dividends Paid

2009	March 31	$116.36	$104.35	N/A
	June 30	105.12	103.90	$1.45
	September 30	105.92	104.18	N/A
	December 31	106.40	104.67	$1.55

2008	March 31	$119.74	$114.44	N/A
	June 30	115.40	113.77	$1.45
	September 30	116.36	113.91	N/A
	December 31	116.36	115.48	$1.50

Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for the Company’s stock, these prices may not reflect the actual prices at which the stock would trade in a more active market.

Cash dividends are paid on a semi-annual basis. The Company has paid regular semi-annual cash dividends for the last eighteen years, and assuming the ability to do so, it is management’s intent that the Company will continue to declare regular semi-annual cash dividends.

For information on dividends per share, earnings per share and ratio of dividends to earnings per share, see the Selected Financial Data of the 2009 Annual Report to Shareholders of Killbuck Bancshares, Inc, included in this Report as Exhibit 13 and incorporated herein by reference.

The ability of the Company to pay dividends will depend on the earnings of the Bank and its financial condition, as well as other factors such as market conditions, interest rates and regulatory requirements. Therefore, no assurances may be given as to the continuation of the Company’s ability to pay dividends or maintain its present level of earnings. For a discussion on Bank dividends see the Notes to the Consolidated Financial Statements of the 2009 Annual Report to Shareholders of Killbuck Bancshares, Inc. included in this Report as Exhibit 13 and incorporated herein by reference.

The common stock of the Company is not subject to any redemption provisions or restrictions on alienability. The common stock is entitled to share pro rata in dividends and in distributions in the event of dissolution or liquidation. There are not any options, warrants, privileges nor other rights with respect to the Company shares at the present time, nor are any such rights proposed to be issued.

Unregistered Sales of Equity Securities and Use of Proceeds

None

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1 – 31, 2009	525	$105.92	N/A	N/A

November 1 – 30, 2009	N/A	N/A	N/A	N/A

December 1 – 31, 2009	10	$104.67	N/A	N/A

Total (2)	535	$105.90	N/A	N/A

(1)	The Company does not have any publicly announced share repurchase plans as of December 31, 2009.
(2)	535 shares of common stock were purchased by Killbuck Bancshares in open-market transactions.

Item 6 Selected Consolidated Financial Data

Selected Consolidated Financial Data of the 2009 Annual Report to Shareholders of Killbuck Bancshares, Inc. is included in this Report as part of Exhibit 13, and is incorporated herein by reference.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2009 Annual Report to Shareholders of Killbuck Bancshares, Inc. and filed with this Report as Exhibit 13, and incorporated herein by reference.

Investment Portfolio

Book Value of Investments

Carrying values of investment securities at December 31 are as follows (in thousands):

	2009	2008	2007	2006	2005

Securities available for sale:
Obligations of U.S. Government Agencies and Corporations	$64,841	$50,939	$53,116	$34,753	$14,307

Mutual funds	494	611	1,000	—	—

Total securities available for sale	65,335	51,550	54,116	34,753	14,307

Securities held to maturity:
Obligations of state and political subdivisions	35,087	32,168	29,552	29,993	30,771

Total securities held to maturity	35,087	32,168	29,552	29,993	30,771

Total	$100,422	$83,718	$83,668	$64,746	$45,078

MATURITY SCHEDULE OF INVESTMENTS

The following table presents the investment portfolio, the weighted average yield and maturities at December 31, 2009 (dollars in thousands):

			After three months but		After one year but		After five but
	Within three months		Within one year		Within five years		Within ten years		After 10 years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Available for Sale (1)
Mortgage backed securities	$—	0.0%	$1,548	3.24%	$2,879	3.07%	$2,005	0.73%	$2,258	1.17%	$8,690

Obligations of U.S. Government sponsored enterprises	$—	0.0%	$3,084	5.25%	$44,913	2.57%	$8,154	3.71%	$—	0.0%	$56,151
Mutual funds	$—	0.0%	$494	0.0%	$—	0.0%	$—	0.0%	$—	0.0%	$494

Total	$—	0.0%	$5,126	4.14%	$47,792	2.60%	$10,159	3.12%	$2,258	1.17%	$65,335

Held to Maturity
Obligations of state and political subdivisions (2)	$500	2.10%	$2,467	4.46%	$15,124	4.15%	$16,401	3.73%	$595	4.31%	$35,087

Total	$500	2.10%	$2,467	4.46%	$15,124	4.15%	$16,401	3.73%	$595	4.31%	$35,087

(1)	The weighted average yield has been computed using the historical amortized cost for available for sale securities.
(2)	Weighted average yields on nontaxable obligations have been computed based on actual yield stated on the security.

Excluding holdings of U.S. Treasuries and Government sponsored enterprises, there were no investments in securities of any one issuer that exceeded 10% of the Company’s shareholders equity at December 31, 2009.

TYPES OF LOANS

The following table presents the composition of the loan portfolio (before consideration of loan origination fees and the allowance for loan losses), as well as the percentage of loans by type (dollars in thousands):

	December 31,
	2009		2008		2007		2006		2005
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real estate-residential	$81,505	38.8%	$72,663	35.8%	$72,858	36.6%	$77,025	39.6%	$90,976	43.5%
Real estate-farm	9,729	4.6	8,843	4.4	9,967	5.0	13,368	6.9	14,550	7.0
Real estate-commercial	57,924	27.6	59,505	29.3	59,817	30.0	50,147	25.8	47,312	22.7
Real estate-construction	11,873	5.6	12,077	5.9	7,778	3.9	10,917	5.6	9,447	4.5
Commercial and other	43,068	20.5	43,239	21.3	41,678	20.9	36,225	18.6	38,399	18.4
Consumer and credit card	6,140	2.9	6,901	3.3	7,201	3.6	6,941	3.5	8,217	3.9

	$210,239	100.0%	$203,228	100.0%	$199,299	100.0%	$194,623	100.0%	$208,901	100.0%

The largest category of loans comprising the Bank’s loan portfolio is residential real estate loans. These loans are primarily single-family residential real estate loans secured by a first mortgage on the dwelling. The risks associated with these loans are primarily the risk of default in repayment and inadequate collateral. Real estate commercial loans represent the second largest category and include development loans as well as investment commercial real estate loans. These loans have risks, which include the risk of default in the repayment of principal and inadequate collateral as well as the risk of cash flow interruption due to, in the case of rental real estate, the inability to obtain or collect adequate rental rates. The next largest loan segment of the Bank’s loan portfolio is the commercial and other category. The loans comprising this category represent loans to business interests located primarily within the Bank’s defined market areas. The Bank has no significant industry loan concentration. Commercial loans include both secured and unsecured loans. The risks associated with these loans are principally the risk in default of the repayment of principal resulting from economic problems of the commercial customer, an economic downturn affecting the market in general and, in the case of secured loans, inadequate collateral.

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATE

The following table presents maturity distribution and interest rate sensitivity of real estate – commercial, real estate—construction and commercial and other loans at December 31, 2009 (dollars in thousands):

	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total

Real estate – commercial	$30,668	$22,790	$4,466	$57,924
Real estate – construction	8,049	3,464	360	11,873
Commercial and other	30,793	10,116	2,159	43,068

	$69,510	$36,370	$6,985	$112,865

Fixed interest rates	$4,495	$16,029	$4,634	$25,158
Variable interest rates	65,015	20,341	2,351	87,707

	$69,510	$36,370	$6,985	$112,865

RISK ELEMENTS

Loans are subject to ongoing periodic monitoring by management and the Board of Directors. The Company ceases accruing interest on residential mortgages secured by real estate and consumer loans when principal or interest payments are delinquent 90 days or more. Commercial loans that are 90 days or more past due are reviewed by the Executive Vice President and the loan officer to determine whether they will be classified as nonperforming. These officers review various factors which include, but are not limited to, the timing of the maturity of the loan in relation to the ability to collect, whether the loan is deemed to be well secured, whether the loan is in the process of collection, and the favorable results of the analysis of customer financial data. A nonperforming loan will only be reclassified as a performing loan when stringent criteria have been met. At the time the accrual of interest is discontinued, future income is recognized only when cash is received or the loan has been returned to performing loan status. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower. At December 31, 2009, the Company had no nonperforming loans and one piece of other real estate owned with a carrying value of $23,000. The following table presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, renegotiated loans, other real estate and repossessed assets at December 31, (dollars in thousands).

	At December 31,
	2009	2008	2007	2006	2005

Loans on nonaccrual basis	$—	$73	$839	$471	$632
Loans past due 90 days or more	—	—	—	—	—
Renegotiated loans	—	—	—	—	—

Total nonperforming loans	—	73	839	471	632

Other real estate	23	—	—	80	700
Repossessed assets	—	—	—	—	—

Total nonperforming assets	$23	$73	$839	$551	$1,332

Nonperforming loans as a percent of total loans	.00%	.04%	.42%	.24%	.30%

Nonperforming loans as a percent of total assets	.00%	.02%	.25%	.15%	.21%

Nonperforming assets as a percent of total assets	.01%	.02%	.25%	.18%	.45%

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was less than $5,000 for the year ended December 31, 2009.

There are not any loans as of December 31, 2009, where known information about the borrower caused management to have serious doubts about the borrower’s ability to comply with their contractual repayment obligations. There are no concentrations of loans to borrowers engaged in similar activities which exceed 10% of total loans of which management is aware. Based upon the ongoing quarterly review and assessment of credit quality, management is not aware of any trends or uncertainties related to any accounts which might have a material adverse effect on future earnings, liquidity or capital resources.

There are no other interest-bearing assets that would be subject to disclosure as either nonperforming or impaired.

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

	Year Ended December 31,
	2009	2008	2007	2006	2005

Allowance for loan losses at beginning of year	$2,525	$2,510	$2,394	$2,313	$2,646
Provision charged to expense	2	61	127	215	377
Charge-offs:
Real estate-residential	21	19	6	212	4
Real estate-farm	—	—	—	—	—
Real estate-commercial	37	33	71	92	500
Real estate-construction	—	—	—	—	—
Commercial and other	59	37	16	181	228
Consumer and credit card	16	24	39	9	52

Total charge-offs	133	113	132	494	784

Recoveries:
Real estate-residential	—	—	57	32	—
Real estate-farm	—	—	—	—	—
Real estate-commercial	12	42	27	308	—
Real estate-construction	—	—	—	—	—
Commercial and other	19	14	16	—	25
Consumer and credit card	16	11	21	20	49

Total recoveries	47	67	121	360	74

Net charge-offs	86	46	11	134	710

Allowance for loan losses at end of period	$2,441	$2,525	$2,510	$2,394	$2,313

Total loans outstanding	$210,239	$203,228	$199,299	$194,623	$208,901

Average loans outstanding	$207,846	$201,179	$202,692	$202,525	$215,486

Allowance for loan losses as a percent of total loans	1.16%	1.24%	1.26%	1.23%	1.11%

Net charge-offs as a percent of average loans	.04%	.02%	.01%	.07%	.33%

The Bank reviews the adequacy of its allowance for loan losses on a quarterly basis. In determining the adequacy of its allowance account the Bank makes allocations based upon loan categories, nonaccrual, past due and classified loans. The Bank has determined that the allowance is adequate as of December 31, 2009, based upon its analysis and experience. However, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses.

The following table presents management’s estimate of the allocation of the allowance for loan losses among the loan categories, although the entire allowance balance is available to absorb any actual charge-offs that may occur, along with the percentage of loans in each category to total loans for the years ended December 31 (dollars in thousands):

	2009		2008		2007		2006		2005
	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans

Real estate – residential	$860	38.8%	$524	35.8%	$621	36.6%	$540	39.6%	$323	43.5%
Real estate – farm	55	4.6	212	4.4	21	5.0	60	6.9	—	7.0
Real estate – commercial	591	27.6	990	29.3	566	30.0	451	25.8	257	22.7
Real estate – construction	67	5.6	—	5.9	—	3.9	—	5.6	—	4.5
Commercial and other loans	800	20.5	544	21.3	1,191	20.9	1,181	18.6	1,598	18.4
Consumer and credit loans	68	2.9	255	3.3	111	3.6	162	3.5	135	3.9

	$2,441	100.0%	$2,525	100.0%	$2,510	100.0%	$2,394	100.0%	$2,313	100.0%

CONTRACTUAL OBLIGATIONS

The following table presents, as of December 31, 2009, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced Note to the Consolidated Financial Statements for December 31, 2009, attached hereto as Exhibit 13 to this Annual Report on Form 10K.

(In thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total

Borrowed funds	8, 9	$6,266	385	149	72	$6,872

Certificates of deposit	7	100,959	37,892	15,050	12	153,913

Operating leases	12	20	42	63	189	314

Deposits without a stated maturity	N/A	167,382	—	—	—	167,382

Total		$274,627	$38,319	$15,262	$273	$328,481

COMMITMENTS

The following table details the amounts and expected maturities of significant commitments as of December 31, 2009. Further discussion of these commitments is included in Notes to the Consolidated Financial Statements, attached hereto as Exhibit 13 to this Annual Report on Form 10K.

(In thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total

Commitments to extend credit
Commercial	$18,999	27	—	—	19,026
Residential real estate	3,227	465	—	—	3,692
Revolving home equity	—	—	—	14,114	14,114
Credit card lines	3,956	—	—	—	3,956
Standby letters of credit	1,235	—	—	—	1,235

Item 7A Quantitative and Qualitative Disclosures About Market Risk

See the section Quantitative and Qualitative Disclosures About Market Risk contained in the Company’s Management Discussion and Analysis attached hereto as Exhibit 13 and incorporated herein by reference.

Item 8 Financial Statements and Supplementary Data

The report of the Independent Registered Public Accountants and the Consolidated Financial Statements included in the 2009 Annual Report to Shareholders of Killbuck Bancshares, Inc. and filed with this Report as Exhibit 13 and are incorporated herein by reference.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the President and Chief Executive Officer and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s calendar quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for the preparation and fair presentation of the financial statements included in this Annual Report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning effects of events and transactions that are accounted for or disclosed.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management is required to evaluate, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s internal control over financial reporting as of the end of each year and did so most recently for its financial reporting as of December 31, 2009. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2009. This Annual Report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission which permits the Company to provide only management’s report in this Annual Report.

The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Company’s accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent registered public accounting firm and approves decisions regarding the appointment or removal of the Company’s internal auditors. The Committee meets periodically with management, the independent registered public accountants and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company’s financial reports. The independent registered public accountants and the internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matter which they believe should be brought to the attention of the Audit Committee.

Item 9B. Other Information

None

PART III

Item 10 Directors and Executive Officers of Registrant

The following table lists the Executive Officers of the Company and its subsidiary, The Killbuck Savings Bank Company, and certain other information with respect to each individual as of December 31, 2009. The information required by this item with respect to Directors and other executive officers of the Company and its subsidiary, The Killbuck Savings Bank Company, is incorporated herein by reference to the information under the heading “Election of Directors and Information with Respect to Directors and Officers” in the Proxy Statement of the Company. The information required regarding disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the information under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement of the Company.

Name	Age	All Positions with Company and Bank

Luther E. Proper	60	President and CEO of the Company and the Bank since 1991. Vice-chairman of the Board of Directors of both the Company and the Bank since 2001.

Craig A. Lawhead	52	Vice president and treasurer of Company since 1992; Executive vice president of bank since 1991.

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

Item 13 Certain Relationships and Related Transactions

Information required by this item is incorporated herein by reference to the information under the heading “Director Independence and Related Party Transactions” in the Proxy Statement of the Company and in the Notes to Consolidated Financial Statements included in the 2009 Annual Report to Shareholders filed with this Report as Exhibit 13.

Item 14 Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the information under the heading “Audit Committee Report” in the Proxy Statement of the Company.

PART IV

Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8

Financial Statements and Schedules

The following Consolidated Financial Statements of Killbuck Bancshares, Inc. included in the Annual Report to Shareholders covering the Years Ended December 31, 2009, 2008, and 2007 are incorporated by reference in item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet at December 31, 2009 and 2008

Consolidated Statement of Income for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statement of Changes in Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statement of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

Schedules are omitted because they are inapplicable, not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

Exhibits

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit Number	Description

3(i)	Certificate and Articles of Incorporation of Killbuck Bancshares, Inc.*

3(ii)	Code of Regulations of Killbuck Bancshares, Inc.*

10.1	Employment Agreement dated April 23, 2007 between Killbuck Savings Bank Company and Luther E. Proper. **

10.2	Employment Agreement dated April 23, 2007 between Killbuck Savings Bank Company and Craig A. Lawhead. **

12	Statement regarding computation of ratios.

13	Portions of the 2009 Annual Report to Shareholders

21	Subsidiary of the Holding Company.*

31.1	Rule 13a-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

31.2	Rule 13a-14(a) Certification

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

*	Incorporated by reference to an identically numbered exhibit to the Form 10 (File No. 000-24147) filed with the SEC on April 30, 1998 and subsequently amended on July 8, 1998 and July 31, 1998.
**	Incorporated by reference to an identically numbered exhibit to the Form 8-K filed with the SEC on April 23, 2007.

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

Signatures	Description	Date

/s/ Luther E. Proper	President, Chief Executive Officer and Director	March 22, 2010
Luther E. Proper

/s/ John W. Baker	Director	March 22, 2010
John W. Baker

/s/ Ted Bratton	Director	March 22, 2010
Ted Bratton

/s/ Gail E. Patterson	Director	March 22, 2010
Gail E. Patterson

/s/ Allan R. Mast	Director	March 22, 2010
Allan R. Mast

/s/ Max A. Miller	Director	March 22, 2010
Max A. Miller

/s/ Dean J. Mullet	Director	March 22, 2010
Dean J. Mullet

/s/ Kenneth E. Taylor	Director	March 22, 2010
Kenneth E. Taylor

/s/ Michael S. Yoder	Director	March 22, 2010
Michael S. Yoder