Form 10-Q
period 2010-03-31
KILLBUCK BANCSHARES INC
filed 2010-05-12
CIK 1060455

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2010

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

Class: Common Stock, no par value

Outstanding at May 12, 2010: 616,706

KILLBUCK BANCSHARES, INC.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEET

	March 31, 2010 (unaudited)	December 31, 2009
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$47,917,722	$42,575,944
Federal funds sold	3,787,000	2,938,000

Total cash and cash equivalents	51,704,722	45,513,944

Investment securities:
Securities available for sale	59,170,174	65,334,849
Securities held to maturity (fair value of $38,392,068 and $36,373,611)	37,112,070	35,086,821

Total investment securities	96,282,244	100,421,670

Loans (net of allowance for loan losses of $2,459,104 and $2,441,169)	208,713,388	207,575,135

Loans held for sale, at lower of cost or market	379,600	271,000
Premises and equipment, net	5,951,256	6,009,442
Accrued interest receivable	1,566,930	1,467,901
Goodwill, net	1,329,249	1,329,249
Other assets	9,340,804	9,391,044

Total assets	$375,268,193	$371,979,385

LIABILITIES
Deposits:
Noninterest bearing demand	$54,483,710	$63,636,376
Interest-bearing demand	25,328,077	32,102,301
Money market	43,338,979	28,669,992
Savings	44,246,169	42,973,020
Time	158,186,222	153,913,387

Total deposits	325,583,156	321,295,076
Short-term borrowings	3,985,000	5,660,000
Federal Home Loan Bank advances	1,047,343	1,212,000
Accrued interest and other liabilities	776,708	748,901

Total liabilities	331,392,208	328,915,977

SHAREHOLDERS’ EQUITY

Common stock – No par value: 1,000,000 shares authorized, 718,431 issued	8,846,670	8,846,670
Retained earnings	44,684,864	43,742,847
Accumulated other comprehensive income (loss)	(112,835)	16,605
Treasury stock, at cost (101,725)	(9,542,714)	(9,542,714)

Total shareholders’ equity	43,875,985	43,063,408

Total liabilities and shareholders’ equity	$375,268,193	$371,979,385

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2010	2009

INTEREST INCOME
Interest and fees on loans	$2,906,917	$3,162,735
Federal funds sold and other	19,856	16,307
Investment securities:
Taxable	439,593	596,426
Exempt from federal income tax	355,013	341,019

Total interest income	3,721,379	4,116,487

INTEREST EXPENSE
Deposits	974,182	1,185,864
Federal Home Loan Bank advances	17,108	25,736
Short-term borrowings	2,623	3,391

Total interest expense	993,913	1,214,991

NET INTEREST INCOME	2,727,466	2,901,496

Provision for loan losses	—	1,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,727,466	2,900,496

NONINTEREST INCOME
Service charges and fees on deposit accounts	274,787	267,335
Gain on sale of loans, net	16,048	17,718
Bank-owned life insurance	58,970	59,452
Recovery on bank-owned life insurance	244,000	—
Other income	34,642	39,154

Total noninterest income	628,447	383,659

NONINTEREST EXPENSE
Salaries and employee benefits	1,253,184	1,344,773
Occupancy and equipment expense	251,581	261,533
Professional fees	104,869	96,502
Franchise tax	135,050	128,300
Stationery, supplies and printing	42,814	47,342
Postage, express and freight	59,530	56,657
Data processing	51,472	50,872
Other expenses	350,362	248,792

Total noninterest expense	2,248,862	2,234,771

INCOME BEFORE INCOME TAXES	1,107,051	1,049,384
Income taxes	165,034	228,845

NET INCOME	$942,017	$820,539

Earnings per common share	$1.53	$1.32

Weighted average shares outstanding	616,706	620,269

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2010

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income

Balance, December 31, 2009	$8,846,670	$43,742,847	$16,605	$(9,542,714)	$43,063,408

Net income		942,017			942,017	$942,017
Other comprehensive income:
Net unrealized loss on securities, net of tax $66,681			(129,440)		(129,440)	(129,440)

Comprehensive income						$812,577

Balance, March 31, 2010 (Unaudited)	$8,846,670	$44,684,864	$(112,835)	$(9,542,714)	$43,875,985

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$942,017	$820,539
Adjustments to reconcile net income to net cash provided by
Operating activities:
Provision for loan losses	—	1,000
Gain on sale of loans	(16,048)	(17,718)
Provision for depreciation and amortization	209,157	227,932
Origination of loans held for sale	(1,146,295)	(3,561,750)
Proceeds from the sale of loans	1,053,743	3,119,218
Bank-owned life insurance income	(244,662)	—
Net change in:
Accrued interest and other assets	(97,821)	(295,464)
Accrued expenses and other liabilities	(1,928)	(105,553)

Net cash provided by operating activities	698,163	188,204

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	27,902,877	11,125,787
Purchases	(22,023,742)	(24,614,040)
Purchases of bank certificates of deposit	—	(1,715,000)
Investment securities held to maturity:
Proceeds from maturities and repayments	702,255	301,364
Purchases	(2,754,568)	(1,589,074)
Net increase in loans	(1,150,753)	(3,692,086)
Proceeds from sale of foreclosed assets	22,500	—
Purchase of premises and equipment	(44,487)	(35,979)
Proceeds from bank-owned life insurance	390,111	—

Net cash provided by (used in) investing activities	3,044,193	(20,219,028)

FINANCING ACTIVITIES
Net increase in demand, money market and savings deposits	15,245	427,086
Net increase in time deposits	4,272,834	4,990,913
Net decrease in short-term borrowings	(1,675,000)	(975,000)
Repayment of Federal Home Loan Bank advances	(164,657)	(170,180)
Purchase of treasury stock	—	(266,637)

Net cash provided by financing activities	2,448,422	4,006,182

Net increase (decrease) in cash and cash equivalents	6,190,778	(16,024,642)
Cash and cash equivalents at beginning of period	45,513,944	40,316,633

Cash and cash equivalents at end of period	$51,704,722	$24,291,991

Supplemental Disclosures of Cash Flows Information
Cash Paid During the Period For:
Interest on deposits and borrowings	$994,885	$1,238,139

Income taxes	$—	$—

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

The accompanying reviewed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of financial condition and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the consolidated statements of and for the year ended December 31, 2009 and related notes which are included on the Form 10-K (file no. 000-24147)

NOTE 2 – EARNINGS PER SHARE

The Company currently maintains a simple capital structure; therefore, there are no potential dilutive effects on earnings per share. As such, earnings per share are calculated using the weighted number of shares for the period.

NOTE 3 – COMPREHENSIVE INCOME

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is comprised of the following:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Net income	$942,017	$820,539
Other comprehensive income:
Net unrealized losses on securities	(196,121)	(626,724)
Related tax benefits	66,681	213,086

Total comprehensive income	$812,577	$406,901

Killbuck Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 4 – FAIR VALUE MEASUREMENTS

The Company accounts for the fair value of its assets, including related disclosures, in accordance with the current authoritative accounting guidance. This accounting guidance establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined in this hierarchy are as follows:

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

The following table presents the assets reported on the consolidated statements of financial condition at fair value as of March 31, 2010 by level within the fair value hierarchy. As required by the authoritative accounting guidance, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2010
	Level I	Level II	Level III	Total
	(In thousands)

Assets:
Securities available for sale	$—	$59,170	$—	$59,170

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

Management has reviewed accounting pronouncements promulgated during the first quarter of 2010 and believes, based on such review, that the Company will not be directly affected by any of these pronouncements.

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

Critical Accounting Policies

The Company’s accounting policies are integral to understanding the results reported. The accounting policies are described in detail in Note 1 of the Consolidated Financial Statements filed with the Commission as part of the Company’s Annual Report on Form 10-K for its calendar year ended December 31, 2009. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses - Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio.

Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, refer to Note 1 of the Consolidated Financial Statements filed with the Commission as part of the Company’s Annual Report on Form 10-K for its calendar year ended December 31, 2009.

Goodwill and Other Intangible Assets - As discussed in Note 7 of the Consolidated Financial Statements, filed with the Commission as part of the Company’s Annual Report on Form 10-K for its calendar year ended December 31, 2009; the Company must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

Financial Condition

The Company’s assets at March 31, 2010 totaled $375.3 million, an increase of $3.3 million, or .9% over 2009 totals.

The asset growth during the first quarter of 2010 generally reflects a $4.3 million, or 1.3% increase in total deposits. The deposit growth is generally reflective of the Company’s continuing marketing efforts directed at profitable organic growth.

Cash and cash equivalents increased by $6.2 million, or 13.6% to $51.7 million at March 31, 2010. The increase was generally reflective of two major components. First, cash was maintained at above normal levels due to economic uncertainty in the environment. Secondly, the Company’s deployment of growth to liquid assets was indicative of less than optimal loan demand during the first quarter of 2010.

Loans receivable increased during the first quarter of 2010 by $1.1 million, or .5%, totaling $208.7 million at quarter end. Loan growth during the first quarter of 2010 was principally confined to commercial credits, which increased during the quarter by $1.9 million, or 4.5%. The remainder of the Company’s loan products, with the exception of a slight increase in farm and residential real estate credits, showed a modest $1.9 million, or 2.5% decline during the first quarter of 2010. The growth in commercial loans can generally be attributable to a modest expansion of loan demand in the commercial sector, while consumer type loan products reflected lessened demand.

The Company’s allowance for loan losses at March 31, 2010 totaled $2.5 million, or 1.16% of total loans, as compared to $2.4 million, or 1.16% of total loans at December 31, 2009.

The allowance for loan losses is management’s estimate of the amount of probable credit losses in the portfolio. The Company determines the allowance for loan losses based upon an ongoing evaluation. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of cash flows expected to be received on impaired loans that may be susceptible to significant change. Increases to the allowance for loan losses are made by charges to the provision for loan losses. Loans deemed uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

The Company’s allowance for loan losses is the accumulation of various components calculated based upon independent methodologies. All components of the allowance for loan losses represent an estimation performed according to either Financial Accounting Standards Board Accounting Standards Codification Topic 450-Contingencies, or Topic 310-Receivables. Management’s estimate of each allowance component is based on certain observable data that management believes is the most reflective of the underlying loan losses being estimated. Changes in the amount of each component of the allowance for loan losses are directionally consistent with changes in the observable data and corresponding analyses. Some of the components that management factors in are current economic conditions, loan growth assumptions, credit concentrations, and levels of nonperforming loans.

A key element of the methodology for determining the allowance for loan losses is the Company’s credit-risk-evaluation process, which includes credit-risk grading of individual commercial loans. Loans are assigned credit-risk grades based on an internal assessment of conditions that affect a borrower’s ability to meet its contractual obligation under the loan agreement. The assessment process includes reviewing a borrower’s current financial information, historical payment experience, credit documentation, public information, and other information specific to each individual borrower. Certain commercial loans are reviewed on an annual or rotational basis or as management becomes aware of information affecting a borrower’s ability to fulfill its obligation.

Funds generated in the first quarter of 2010 from deposit growth and operations were partially deployed to reduce amortizing Federal Home Loan Bank advances by approximately $165,000 and retire short-term borrowings by $1.7 million, or 29.6%.

Shareholders’ equity increased by approximately $813,000 during the quarter ended March 31, 2010, totaling $43.9 million at quarter-end, as compared to $43.1 million at December 31, 2009. The growth in shareholders’ equity during the first quarter of 2010 was comprised of period earnings of $942,000, which were partially offset by a $129,000 decrease in accumulated other comprehensive income.

RESULTS OF OPERATIONS

Comparison of the Quarters Ended March 31, 2010 and 2009

Net Interest Income

The Company’s net interest income for the quarter ended March 31, 2010 totaled $2.7 million, a reduction of approximately $174,000, or 6.0% from 2009 levels. The principal factor underlying the net decline was a reduction in average yields on loans, taxable investments and interest-bearing deposits, which were partially offset by a $25.6 million increase in the volume of interest-earning assets, and a 45 basis point decrease in the average cost of interest-bearing liabilities in 2010 as compared to 2009.

Total interest income in 2010 decreased by approximately $395,000, or 9.6%, due to a $139,000 or 14.6% decline in interest on interest-bearing deposits and investments and a $256,000, or 8.1% reduction in interest on loans. These declines in interest income generally reflect the effects of the continuing overall reduction in interest rates in the economy resulting from the Fed’s easing of monetary policy.

Total interest expense for the quarter ended March 31, 2010 declined by $221,000, or 18.4% as compared to 2009. The preponderance of this 2010 reduction emanated from a $212,000, or 21.3% decrease in the cost of time deposits. Similar to the earnings side, this decline in interest costs mirrors the overall reduction of interest rates in the economy.

The foregoing factors culminated in the Company’s attainment of an interest rate spread of 2.83% and a net yield on earning assets of 3.17% in 2010, compared to 3.23% and 3.64% respectively, in 2009. Management believes the Company’s reduction in spread and margin in 2010 primarily stems from the need to carry higher levels of liquidity in the current environment, and does not represent a material adverse trend.

Provision for Loan Losses

There was no provision for loan losses for the first quarter of 2010, as compared to $1,000 for 2009. The reduced loss provision is principally attributable to the continuing low levels of nonperforming assets in the portfolio. As stated previously, the Company maintains the allowance at a level commensurate with the credit risks inherent in the portfolio.

Noninterest Income

Noninterest income increased by $245,000, or 63.8%, in 2010 as compared to 2009. The increase was principally related to $244,000 in earnings and recoveries on bank-owned life insurance.

Noninterest Expense

The Company’s management stringently monitors noninterest expenses. A continuation of these control efforts in 2010 culminated with a modest $14,000, or .6%, increase in all noninterest expense categories. However, a $92,000 increase in FDIC insurance costs in the first quarter of 2010 more than overcame management’s cost controls. Management believes the Company’s deposit insurance costs will continue to increase in the future. In December of 2009, the Company prepaid $1.3 million in deposit premiums, constituting three years of premiums at current rates.

Income Taxes

Income tax expense declined to $165,000 in 2010, representing a $64,000, or 27.9%, reduction from the $229,000 of income tax expense recorded in 2009. The quarter over quarter decline is primarily attributable to higher levels of tax-exempt income in the 2010 quarter. The Company’s effective tax rate was 14.9% in 2010, as compared to 21.8% in 2009. The principal difference between the Company’s effective tax rate in 2010 and 2009 and the 34% statutory tax rate in effect for both quarters resulted from the beneficial effects of tax-exempt income.

Liquidity

Liquidity represents our ability to meet normal cash flow requirements of our customers for the funding of loans and repayment of deposits. Both short-term and long-term liquidity needs are generally derived from the repayments and maturities of loans and investment securities, and the receipt of deposits. Management monitors liquidity daily, and on a monthly basis incorporates liquidity management into its asset/liability program. The assets defined as liquid are cash, cash equivalents, and the available for sale security portfolio. The liquidity ratio as of March 31, 2010 was 29.5%.

Operating activities, as presented in the Statement of Cash Flows in the accompanying Consolidated Financial Statements, provided $698,000 and $188,000 in cash flows during 2010 and 2009 respectively, principally generated from net income.

Investing activities provided $3.0 million of the Company’s cash flows during 2010. The preponderance of this total represents the funding of a $3.8 million decrease in the investment securities portfolios and a $1.2 million increase in loans receivable.

Financing activities in 2010 provided the Company with net cash inflows totaling $2.4 million. The vast majority of this total consists of a $4.3 million increase in deposits. This deposit growth was partially utilized in other financing activities to retire $1.8 million of borrowings.

In addition to using the loan, investment, and deposit portfolios as sources of liquidity, we have access to funds from the Federal Home Loan Bank of Cincinnati. We also have a ready source of funds through the available-for-sale component of the investment securities portfolio.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at March 31, 2010, and December 31, 2009. The Company ceases accruing interest on residential mortgages secured by real estate and consumer loans when principal or interest payments are delinquent 90 days or more. Commercial loans, that are 90 days or more past due, are reviewed by the Executive Vice President and the loan officer to determine whether they will be classified as nonperforming. These officers review various factors, which include, but are not limited to, the timing of the maturity of the loan in relation to the ability to collect, whether the loan is deemed to be well secured, whether the loan is in the process of collection, and the favorable results of the analysis of customer financial data. A nonperforming loan will only be reclassified as a performing loan when stringent criteria have been met. At the time the accrual of interest is discontinued, future income is recognized only when cash is received or the loan has been returned to performing loan status. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

	March 31,	December 31,
	2010	2009
	(dollars in thousands)
Loans on nonaccrual basis	$62	$—
Loans past due 90 days or more	—	—
Renegotiated loans	—	—

Total nonperforming loans	62	—

Other real estate	13	23
Repossessed assets	—	—

Total nonperforming assets	$75	$23

Nonperforming loans as a percent of total loans	.03%	.00%

Nonperforming loans as a percent of total assets	.02%	.00%

Nonperforming assets as a percent of total assets	.02%	.01%

Management monitors impaired loans on a continual basis. As of March 2010, impaired loans had no material effect on the Company’s financial position or results from operations.

The allowance for loan losses at March 31, 2010, totaled $2.5 million or 1.16% of total loans as compared to $2.4 million or 1.16% at December 31, 2009. There was no provision for the three months ended March 31, 2010 and a $1,000 provision for the three months ended March 31, 2009.

The level of funding for the provision is a reflection of the overall loan portfolio. Nonperforming loans consist solely of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion.

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

	March 31, 2010			March 31, 2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans (1)(2)	$210,435,096	$2,906,917	5.53%	$205,375,436	$3,162,735	6.16%
Investment securities:
Taxable (3)	58,017,935	420,173	2.90	57,502,775	576,746	4.01
Exempt from federal income tax	36,189,917	355,013	3.92	32,577,793	341,019	4.19
Federal funds sold and other (3)	39,457,350	39,276	0.40	22,995,486	35,987	0.63

Total interest earnings assets	344,100,298	3,721,379	4.33	318,451,490	4,116,487	5.17

Noninterest earning assets
Cash and due from other institutions	$9,183,048			$11,405,574
Premises and equipment, net	5,973,416			6,276,168
Accrued interest	1,110,311			1,193,378
Other assets	9,334,513			7,994,780
Less allowance for loan losses	(2,455,166)			(2,524,381)

Total noninterest earnings assets	23,146,122			24,345,519

Total assets	$367,246,420			$342,797,009

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Deposits	$260,230,415	$1,004,182	1.54%	$242,486,234	$1,185,864	2.92%
Short-term borrowings	4,653,498	2,623	0.23	5,981,772	3,391	0.23
Federal Home Loan Bank advances	1,103,427	17,107	6.20	1,749,807	25,736	5.88

Total interest-bearing liabilities	265,987,340	993,912	1.49	250,217,813	1,214,991	1.94

Noninterest bearing liabilities:
Demand deposits	57,188,397			48,709,094
Accrued expenses and other liabilities	1,645,509			1,906,756

Total noninterest bearing liabilities	58,833,906			50,615,850

Shareholders’ equity	42,425,174			41,963,346

Total liabilities and shareholders’ equity	$367,246,420			$342,797,009

Net interest income		$2,727,466			$2,901,496

Interest rate spread (4)			2.83%			3.23%

Net yield on interest-earning assets (5)			3.17%			3.64%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(3)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest earning assets.

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

	Three-Month Period Ended March 2010 Compared to 2009 Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$312	$(568)	$(256)
Investment securities:
Taxable	21	(178)	(157)
Exempt from federal income tax	151	(137)	14
Federal funds sold and other	77	(73)	4

Total interest-earning assets	561	(956)	(395)

Interest expense
Deposits	280	(492)	(212)
Short-term borrowings	(3)	3	—
Federal Home Loan Bank advances	(38)	29	(9)

Total interest-bearing liabilities	239	(460)	(221)

Net change in net interest income	$322	$(496)	$(174)

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 1A – Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2 – Unregistered sales of equity securities and use of proceeds

The Company did not engage in any unregistered sales of its securities during the quarter ended March 31, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2010	—	$—	N/A	N/A
February 1 – 28, 2010	—	$—	N/A	N/A
March 1 – 31, 2010	—	$—	N/A	N/A
Total (1)	0	$—	N/A	N/A

(1)	No shares of common stock were purchased by Killbuck Bancshares in open-market transactions.

Item 3 – Default upon senior securities

None

Item 4 – (Removed and Reserved)

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

Killbuck Bancshares, Inc.

Date: May 12, 2010	By:	/S/ LUTHER E. PROPER
Luther E. Proper
President and
Chief Executive Officer

Date: May 12, 2010	By:	/S/ CRAIG LAWHEAD
Craig Lawhead
Treasurer