Form 10-Q
period 2010-06-30
KILLBUCK BANCSHARES INC
filed 2010-08-12
CIK 1060455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2010

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

Class: Common Stock, no par value

Outstanding at August 9, 2010: 616,706

KILLBUCK BANCSHARES, INC.

Killbuck Bancshares, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2010	December 31, 2009
ASSETS

Cash and cash equivalents:
Cash and amounts due from depository institutions	$39,267,891	$42,575,944
Federal funds sold	4,843,000	2,938,000

Total cash and cash equivalents	44,110,891	45,513,944

Investment securities:
Securities available for sale	68,760,561	65,334,849
Securities held to maturity (fair value of $40,431,297 and $36,373,611)	39,045,130	35,086,821

Total investment securities	107,805,691	100,421,670

Loans (net of allowance for loan losses of $2,624,554 and $2,441,169)	206,675,353	207,575,135

Loans held for sale, at lower of cost or market	343,350	271,000
Premises and equipment, net	5,875,771	6,009,442
Accrued interest receivable	1,396,318	1,467,901
Goodwill, net	1,329,249	1,329,249
Other assets	9,242,153	9,391,044

Total assets	$376,778,776	$371,979,385

LIABILITIES

Deposits:
Noninterest bearing demand	$53,416,572	$63,636,376
Interest-bearing demand	26,198,803	32,102,301
Money market	45,642,230	28,669,992
Savings	44,442,739	42,973,020
Time	156,782,852	153,913,387

Total deposits	326,483,196	321,295,076
Short-term borrowings	4,260,000	5,660,000
Federal Home Loan Bank advances	886,635	1,212,000
Accrued interest and other liabilities	972,387	748,901

Total liabilities	332,602,218	328,915,977

SHAREHOLDERS’ EQUITY

Common stock – No par value: 1,000,000 shares authorized, 718,431 issued	8,846,670	8,846,670
Retained earnings	44,575,652	43,742,847
Accumulated other comprehensive income	296,950	16,605
Treasury stock, at cost (101,725 shares for both dates presented)	(9,542,714)	(9,542,714)

Total shareholders’ equity	44,176,558	43,063,408

Total liabilities and shareholders’ equity	$376,778,776	$371,979,385

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Six Months Ended June 30,
	2010	2009
INTEREST INCOME
Interest and fees on loans	$5,761,545	$6,271,761
Federal funds sold and other	43,471	24,081
Investment securities:
Taxable	962,531	1,170,922
Exempt from federal income tax	719,692	695,572

Total interest income	7,487,239	8,162,336

INTEREST EXPENSE
Deposits	1,964,870	2,295,384
Short term borrowings	5,021	6,348
Federal Home Loan Bank advances	32,160	49,347

Total interest expense	2,002,051	2,351,079

NET INTEREST INCOME	5,485,188	5,811,257

Provision for loan losses	155,182	2,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,330,006	5,809,257

NON INTEREST INCOME
Service charges on deposit accounts	65,604	68,147
ATM fees	141,643	116,327
Fees on deposit accounts	358,499	373,747
Gain on sale of loans, net	51,931	90,692
Earnings on bank owned life insurance	360,460	118,559
Other income	73,705	75,218

Total non interest income	1,051,842	842,690

NON INTEREST EXPENSE
Salaries and employee benefits	2,371,605	2,484,861
Occupancy and equipment expense	485,951	510,479
Professional fees	193,240	196,105
Stationary, supplies and printing	76,566	85,938
Data processing	102,486	98,420
Examinations and Audit	85,440	98,655
Postage, Express and Freight	108,602	105,206
Insurance and bond expense	224,936	230,842
Franchise tax	266,693	258,935
Other expenses	379,148	365,496

Total non interest expense	4,294,667	4,434,937

INCOME BEFORE INCOME TAXES	2,087,181	2,217,010
Income taxes	329,317	509,977

NET INCOME	$1,757,864	$1,707,033

Earnings per common share	$2.85	$2.75

Dividend per share	$1.50	$1.45

Weighted Average shares outstanding	616,706	619,614

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended June 30,
	2010	2009
INTEREST INCOME
Interest and fees on loans	$2,854,628	$3,109,026
Federal funds sold and other	23,615	7,774
Investment securities:
Taxable	522,938	574,496
Exempt from federal income tax	364,679	354,553

Total interest income	3,765,860	4,045,849

INTEREST EXPENSE
Deposits	990,689	1,109,521
Short term borrowings	2,398	2,957
Federal Home Loan Bank advances	15,052	23,610

Total interest expense	1,008,139	1,136,088

NET INTEREST INCOME	2,757,721	2,909,761

Provision for loan losses	155,182	1,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,602,539	2,908,761

NON INTEREST INCOME
Service charges on deposit accounts	32,440	34,627
ATM fees	75,684	63,315
Fees on deposit accounts	182,835	192,944
Gain on sale of loans, net	35,883	72,974
Earnings on bank owned life insurance	57,490	59,107
Other income	39,063	36,064

Total non interest income	423,395	459,031

NON INTEREST EXPENSE
Salaries and employee benefits	1,118,420	1,140,088
Occupancy and equipment expense	234,370	248,946
Professional fees	88,372	99,603
Stationary, supplies and printing	33,752	38,596
Data processing	51,014	47,548
Examinations and Audit	56,819	64,223
Postage, Express and Freight	49,071	48,549
Insurance and bond expense	111,197	208,793
Franchise tax	131,643	130,635
Other expenses	171,146	173,185

Total non interest expense	2,045,804	2,200,166

INCOME BEFORE INCOME TAXES	980,130	1,167,626
Income taxes	164,283	281,132

NET INCOME	$815,847	$886,494

Earnings per common share	$1.32	$1.43

Dividend per share	$1.50	$1.45

Weighted Average shares outstanding	616,706	618,960

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2010

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income

Balance, December 31, 2009	$8,846,670	$43,742,847	$16,605	$(9,542,714)	$43,063,408

Net income		1,757,864			1,757,864	$1,757,864

Cash dividends paid ($1.50 per share)		(925,059)			(925,059)
Other comprehensive income:
Net unrealized gain on securities, net of tax $144,420			280,345		280,345	280,345

Comprehensive income						$2,038,209

Balance, June 30, 2010 (Unaudited)	$8,846,670	$44,575,652	$296,950	$(9,542,714)	$44,176,558

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$1,757,864	$1,707,033
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	155,182	2,000
Gain on sale of loans	(51,931)	(90,692)
Provision for depreciation and amortization	235,037	494,754
Origination of loans held for sale	(3,561,045)	(12,015,300)
Proceeds from the sale of loans	3,540,626	11,633,992
Bank-owned life insurance income	(360,460)	—
Net change in:
Accrued interest and other assets	99,328	(387,553)
Accrued expenses and other liabilities	170,560	(42,022)

Net cash provided by operating activities	1,985,161	1,302,212

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	39,547,107	19,059,165
Purchases	(42,548,053)	(30,289,856)
Bank CDs – purchases	—	(1,715,000)
Investment securities held to maturity:
Proceeds from maturities and repayments	822,255	1,459,701
Purchases	(4,838,018)	(3,509,129)
Net decrease (increase) in loans	732,101	(3,781,700)
Proceeds from sale of foreclosed assets	22,500	—
Proceeds from bank owned life insurance	390,111	—
Net Purchase of premises and equipment	(53,913)	(45,023)

Net cash (used in) investing activities	(5,925,910)	(18,821,842)

FINANCING ACTIVITIES
Net increase (decrease) in demand, money market and savings deposits	2,318,655	(3,055,081)
Net increase in time deposits	2,869,465	8,635,820
Repayments of Federal Home Loan Bank advances	(325,365)	(341,723)
Net (decrease) in short term borrowings	(1,400,000)	(2,145,000)
Purchase of Treasury stock	—	(315,731)
Dividends paid	(925,059)	(897,332)

Net cash provided by financing activities	2,537,696	1,880,953

Net decrease in cash and cash equivalents	(1,403,053)	(15,638,677)
Cash and cash equivalents at beginning of period	45,513,944	40,316,633

Cash and cash equivalents at end of period	$44,110,891	$24,677,956

Supplemental Disclosures of Cash Flows Information
Cash Paid During the Period For:
Interest on deposits and borrowings	$2,014,850	$2,399,549

Income taxes	$186,356	$481,735

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

NOTE 3 – COMPREHENSIVE INCOME

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is comprised of the following:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Net income	$1,757,864	$1,707,033
Other comprehensive income:
Net unrealized gain (loss) on securities	424,765	(605,802)
Tax effect	(144,420)	205,973

Total comprehensive income	$2,038,209	$1,307,204

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009

Net income	$815,847	$886,494
Other comprehensive income:
Net unrealized gain on securities	620,886	20,921
Tax effect	(211,101)	(7,113)

Total comprehensive income	$1,225,632	$900,302

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of June 30, 2010, by level within the fair value hierarchy. As required by the authoritative accounting guidance, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2010
	Level I	Level II	Level III	Total
	(In thousands)

Assets measured on a recurring basis:
Securities available for sale :
U.S. Government and Agency Obligations	$—	$68,111	$—	$68,111
Mutual Funds		650		650

	December 31, 2009
	Level I	Level II	Level III	Total
	(In thousands)

Assets measured on a recurring basis:
Securities available for sale :
U.S. Government and Agency Obligations	$—	$64,841	$—	$64,841
Mutual Funds		494		494

Killbuck Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 5 – FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values at June 30, 2010, and December 31, 2009, are as follows:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and due from depository institutions	$39,268	$39,268	$42,576	$42,576
Federal funds sold	4,843	4,843	2,938	2,938
Securities available for sale	68,761	68,761	65,335	65,335
Securities held to maturity	39,045	40,431	35,087	36,374
Net Loans	206,675	216,004	207,575	215,102
Loans held for sale	343	343	271	271
Accrued interest receivable	1,396	1,396	1,468	1,468
Regulatory stock	1,884	1,884	1,884	1,884
Bank-owned life insurance	5,624	5,624	5,662	5,662

Financial liabilities:
Deposits	$326,483	$329,489	$321,295	$324,246
Short term borrowings	4,260	4,260	5,660	5,660
Federal Home Loan Bank advances	887	1,019	1,212	1,027
Accrued interest payable	170	170	183	183

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

Killbuck Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 5 – FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS-CONTINUED

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

NOTE 6 – INVESTMENT SECURITIES

The amortized cost of securities and their estimated fair values are as follows:

Securities Available for Sale

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government
Agencies and Corporations	$67,310,983	$802,108	$2,091	$68,111,000

Mutual funds	1,000,000	—	350,439	649,561

Total	$68,310,983	$802,108	$352,530	$68,760,561

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government
Agencies and Corporations	$64,309,692	$580,166	$48,906	$64,840,952

Mutual funds	1,000,000	—	506,103	493,897

Total	$65,309,692	$580,166	$555,009	$65,334,849

Killbuck Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 6 – INVESTMENT SECURITIES-CONTINUED

Securities Held to Maturity

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of States and Political Subdivisions	$39,045,130	$1,474,102	$87,935	$40,431,297

Total	$39,045,130	$1,474,102	$87,935	$40,431,297

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of States and Political Subdivisions	$35,086,821	$1,328,071	$41,281	$36,373,611

Total	$35,086,821	$1,328,071	$41,281	$36,373,611

Unrealized losses in debt securities represent temporary fluctuations resulting from changes in market rates, or market illiquidity in the case of obligations of some state and political subdivisions. The Company presently holds an interest in one non-publicly traded mutual fund and considers this investment an equity security. The fund is comprised solely of community and regional financial institution stocks. The Company reviews its position in all securities quarterly and has determined that, at June 30, 2010, the declines in fair value noted in the above table represent temporary declines. The Company does not intend to sell and does not believe that it will be required to sell these securities before recovery of their cost basis.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. ASU 2010-05 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

Killbuck Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS-CONTINUED

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging. ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8. ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force. ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets. Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said. The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010 or later and is not expected to have a significant impact on the Company’s financial statements.

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company is currently evaluating the impact the adoption of this guidance will have on the Company’s financial position or results of operations.

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

Critical Accounting Policies

The Company’s accounting policies are integral to understanding the results reported. The accounting policies are described in detail in Note 1 of the consolidated financial statements filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2009. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses - Arriving at an appropriate level of allowance for loan losses involve a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio.

Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, refer to Note 1 of the consolidated financial statements filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2009.

Goodwill and Other Intangible Assets - As discussed in Note 6 of the consolidated financial statements, filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2009, the Company must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

Deferred Tax Assets - We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. Our deferred tax assets are described further in Note 13 of the consolidated financial statements filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2009.

Financial Condition

Total assets at June 30, 2010 were $376.8 million compared to $372.0 million at December 31, 2009, an increase of $4.8 million, or 1.3%.

The asset growth during the first half of 2010 generally reflects a $5.2 million, or 1.6% increase in total deposits. The deposit growth is generally reflective of the Company’s continuing marketing efforts directed at profitable organic growth.

Cash and cash equivalents decreased by $1.4 million or 3.1% from December 31, 2009, to June 30, 2010, with cash and amounts due from depository institutions decreasing $3.3 million. The decrease was used to partially fund the increase in Investment securities. The Company has maintained above normal levels of cash and cash equivalents due to the economic uncertainty in the environment and the less than optimal loan demand during the first half of 2010.

Investment securities available for sale increased by $3.4 million or 5.2% from December 31, 2009, to June 30, 2010, due to an increase in suitable securities available to purchase for the portfolio. Investments held to maturity increased $4.0 million or 11.3% due to some attractive municipal securities available for the portfolio.

Net loans decreased by $0.9 million or 0.4% from December 31, 2009 to June 30, 2010. A decrease of $352,000 occurred in the real estate loan category, which is attributable primarily to decreases of $1.1 million in commercial real estate lending and a decrease of $1.0 million in construction loan activity offset by increases in residential real estate lending of $1.2 million with an additional increase in farm lending of $440,000. The Company has seen a modest expansion of loan demand in the residential and farm sector, while decreases in commercial real estate and construction type loan products reflected lessened demand. Commercial and other loan balances decreased by $369,000 as demand slowed and consumer loan balances increased by $3,000.

The Company’s allowance for loan losses at June 30, 2010 totaled $2.6 million, or 1.24% of total loans, as compared to $2.4 million, or 1.16% of total loans at December 31, 2009.

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

Total deposits at June 30, 2010, were $326.5 million compared to $321.3 million at December 31, 2009. Demand accounts decreased $16.1 million, while money market accounts, savings accounts and time deposits accounts increased $17.0 million, $1.5 million and $2.9 million respectively. Management attributes these changes to the changes in interest rates. A Money Market account is a short term investment that customers use while waiting until the interest rates meet their expectations for longer term time deposits. Management believes the demand accounts decreases are attributable to normal fluctuations due to customer usage.

Federal Home Loan Bank advances decreased $325,000 due to maturities and scheduled repayments, and short-term borrowings decreased $1.4 million at June 30, 2010, from December 31, 2009.

Shareholders’ Equity increased by $1.1 million or 2.6%, which was mainly due to earnings of $1.8 million for the first six months of 2010 plus an increase of $280,000 in net unrealized gain on securities included in other comprehensive income, decreased by dividends paid totaling $925,000. The Company did not make any Treasury stock purchases during the first six months of 2010. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At June 30, 2010, the total capital ratio was 19.40%; the Tier I capital ratio was 18.27%, and the leverage ratio was 11.24%, compared to regulatory capital requirements of 8.00%, 4.00% and 4.00% respectively. These ratios are well in excess of regulatory capital requirements.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2010 and 2009

Net income for the six-month period ended June 30, 2010, was $1,758,000, an increase of $51,000 or 3.0% from the $1,707,000 reported at June 30, 2009.

Total interest income of approximately $7,487,000 for the six-month period ended June 30, 2010, compares to $8,162,000 for the same period in 2009, a decrease of $675,000 or 8.3%. The decrease in total interest income is primarily attributable to a decrease in interest and fees on loans due primarily to a decrease in the average yield on the underlying principal balances. See “Average Balance Sheet” for the six-month periods ended June 30, 2010 and 2009. The yield on loans decreased to 5.46% for the first six months of 2010 compared to 6.07% for the first six months of 2009. Average loan balances were $210,890,000 for the first six months of 2010 compared to $206,565,000 for the first six months of 2009. The interest on investment securities of $1,682,000 for 2010 compares to $1,866,000 for 2009. The decrease in investment income is primarily attributable to a decrease in yield. Average investment balances were $100,162,000 compared to $97,239,000 and the yields were 3.36% compared to 3.84% for the first six months of 2010 and 2009 respectively. The interest on Federal Funds and balances held at the Federal Reserve Bank increased due to the increase in volume. The average balance outstanding in Federal Funds and due from the Federal Reserve Bank were $39,190,000 compared to $18,458,000 for the first six months of 2010 and 2009 respectively. The yield on the excess liquidity in Federal Funds and due from Federal Reserve Bank decreased from 0.26% for 2009 to 0.22% for 2010.

Total interest expense of $2,002,000 for the six-month period ending June 30, 2010 represents a decrease of $349,000 from the $2,351,000 reported for the same six-month period in 2009. The decrease in interest expense on deposits of $331,000 is due mainly to a decrease in interest rates. The decreases in the average rate paid on the underlying principal balances of the interest bearing liabilities are due mainly to the Time deposits. The cost of Time deposits was 2.18% compared to 2.78% for this six-month period of 2010 and 2009, respectively. The cost on interest bearing deposits was 1.47%, compared to 1.87% for the six-month periods of 2010 and 2009 respectively. Average interest-bearing deposits were $272,659,000 for the first six months of 2010 compared to $251,963,000 for the first six months of 2009. See “Average Balance Sheet” for the six-month periods ended June 30, 2010 and 2009.

Net interest income of $5,485,000 for the six months ended June 30, 2010, compares to $5,811,000 for the same six-month period in 2009, a decrease of $326,000 or 5.6%. The foregoing factors culminated in the Company’s attainment of an interest rate spread of 2.81% and a net yield on earning assets of 3.13% in 2010, compared to 3.20% and 3.61% respectively, in 2009. Management believes the Company’s reduction in spread and margin in 2010 primarily stems from the need to carry higher levels of liquidity in the current environment, and does not represent a material adverse trend. The net interest margin is expected to stabilize in 2010 but remain low.

The provision for loan losses was $155,000 for the first six months of 2010, as compared to $2,000 for the same six-month period in 2009. The increased loss provision is attributable to management’s analysis of the allowance for loan losses. As stated previously, the Company maintains the allowance at a level commensurate with the credit risks inherent in the portfolio.

Total non-interest income for the six-month period ended June 30, 2010, of $1,052,000 compares to $843,000 for the same six-month period in 2009, an increase of $209,000 or 24.8%. ATM fees increased $25,000 due to increased usage of ATM machines. The net Non-sufficient funds fees and overdraft fees decreased $15,000 due to a decrease in Non-sufficient funds activity. Gains on sale of loans decreased $39,000 primarily due to a decline in refinancing. Bank Owned Life Insurance (BOLI) income increased $242,000 primarily due to earnings and recoveries on BOLI in the first six months of 2010.

Total non-interest expense of $4,295,000 for the six months ended June 30, 2010, compares to $4,435,000 for the same six-month period in 2009. This represents an increase of $140,000 or 3.2%. Salary and employee benefits decreased approximately $113,000 due to one fewer pay period in 2010 and a slight decrease in employee benefits. This decrease was partially offset by normal increases in salaries and employee benefits. Occupancy and Equipment costs decreased approximately $25,000 due mainly to decreased depreciation expense of $47,000, offset by increases in real estate taxes of $8,000 and furniture and equipment expenses of $10,000. The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

Income tax expense declined to $329,000 for the six months ended June 30, 2010, representing a $181,000, or 35.4%, reduction from the $510,000 of income tax expense recorded in 2009. The decline is primarily attributable to higher levels of tax-exempt income in 2010. The Company’s effective tax rate was 15.8% in 2010, as compared to 23.0% in 2009. The principal difference between the Company’s effective tax rate in 2010 and 2009 and the 34% statutory tax rate in effect for both years resulted from the beneficial effects of tax-exempt income.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2010 and 2009

Net income for the three-month period ended June 30, 2010, was $816,000, a decrease of $70,000 or 7.9% from the $886,000 reported at June 30, 2009.

Total interest income of approximately $3,766,000 for the three-month period ended June 30, 2010, compares to $4,046,000 for the same period in 2009, a decrease of $280,000 or 6.9%. The decrease in total interest income is primarily attributable to a decrease in the loan category. Interest and fees on loans decreased $254,000 or 8.2% for the three-month period ended June 30, 2010 compared to the same period for 2009. The decrease in interest and fees on loans is due to a decrease in the yields earned on the underlying principal balances. The yield was 5.40% compared to 5.99% for this three-month period of 2010 and 2009, respectively and the average loan balances were $211,346,000 compared to $207,754,000. See “Average Balance Sheet” for the three-month periods ended June 30, 2010 and 2009. The decrease in interest on investment securities of $41,000 was primarily attributable to a decrease in the yield of 3.41% compared to 3.62% for this three-month period of 2010 and 2009, respectively. The average balances outstanding of investment securities of $104,231,000 for 2010 compared to $102,663,000 for 2009. See “Average Balance Sheet” for the three-month periods ended June 30, 2010 and 2009.

Total interest expense of $1,008,000 for the three-month period ending June 30, 2010, represents a decrease of $128,000 from the $1,136,000 reported for the same three-month period in 2009. The decrease in interest expense on deposits of $119,000 is due mainly to the decreases in the average rate paid on the underlying principal balances of the interest bearing liabilities, specifically the Time deposits. The cost of Time deposits was 2.16% compared to 2.64% for this three-month period of 2010 and 2009, respectively and the cost of interest bearing deposits was 1.44% compared to 1.79% for this three-month period of 2010 and 2009 respectively. The average time deposits were $155,604,000 for this three-month period of 2010 compared to $151,617,000 for the same three months of 2009. Average interest-bearing deposits were $279,330,000 for this three-month period of 2010 compared to $253,708,000 for the same three months of 2009. See “Average Balance Sheet” for the three-month periods ended June 30, 2010 and 2009.

Net interest income of $2,758,000 for the three months ended June 30, 2010, compares to $2,910,000 for the same three-month period in 2009, a decrease of $152,000 or 5.2%. The foregoing factors culminated in the Company’s attainment of an interest rate spread of 2.78% and a net yield on earning assets of 3.10% in 2010, compared to 3.17% and 3.57% respectively, in 2009.

The provision for loan losses was $155,000 for the three-month period ended June 30, 2010, as compared to $1,000 for the same three-month period in 2009. The increased loss provision is attributable to management’s analysis of the allowance for loan losses. As stated previously, the Company maintains the allowance at a level commensurate with the credit risks inherent in the portfolio.

Total non-interest income for the three-month period ended June 30, 2010, of $423,000 compares to $459,000 for the same three-month period in 2009, a decrease of $36,000 or 7.8%. ATM fees increased $12,000 due to increased usage of ATM machines. Non-sufficient funds (NSF) fees and Overdraft fees decreased $10,000 due to a decrease in Non-sufficient funds activity. Gain on sale of loans decreased $37,000 due to fewer number of loan refinancing. The changes in the remaining income accounts were attributable to increases/decreases in items that are normal and recurring in nature.

Total non-interest expense of $2,046,000 for the three months ended June 30, 2010, compares to $2,200,000 for the same three-month period in 2009. This represents a decrease of $154,000 or 7.0%. Salary and employee benefits decreased $22,000 due mainly to lower employee benefits costs offset by normal increases in salaries. Occupancy and Equipment costs decreased approximately $15,000 due mainly to decreased depreciation expense. Insurance and bond expense decreased approximately $98,000 or 46.7% due to a special 5 bps assessment that was assessed by the FDIC as of June 30, 2009. The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

Income tax expense declined to $164,000 for the three months ended June 30, 2010, representing a $117,000, or 41.6%, reduction from the $281,000 of income tax expense recorded for the same three-month period in 2009. The decline is primarily attributable to higher levels of tax-exempt income in 2010. The Company’s effective tax rate was 16.8% for the three months ended June 30, 2010, as compared to 24.1% in 2009. The principal difference between the Company’s effective tax rate for the three months ended June 30, 2010 and 2009 and the 34% statutory tax rate in effect for both quarters resulted from the beneficial effects of tax-exempt income.

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

Cash and amounts due from depository institutions and federal funds sold totaled $44.1 million at June 30, 2010. These assets provide the primary source of liquidity for the Company. In addition, management has designated a portion of the investment portfolio, $68.8 million as available for sale and has an available unused line of credit of $40.2 million with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at June 30, 2010. As of June 30, 2010, the Company had commitments to fund loans of approximately $1.9 million and unused lines of credit totaling $40.0 million.

Cash was provided during the six month period ended June 30, 2010, mainly from operating activities of $2.0 million, and the net increase in deposits of $5.2 million, and the maturities and repayments of investment securities of $40.4 million. Cash was used during the six month period ended June 30, 2010, mainly to fund the purchase of investment securities of $47.4 million, and to reduce $1.7 million in Federal Home Loan Bank advances and short-term borrowings. In addition, $925,000 was used to pay dividends to shareholders. Cash and cash equivalents totaled $44.1 million at June 30, 2010, a decrease of $1.4 million from $45.5 million at December 31, 2009.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at June 30, 2010, and December 31, 2009. The Company ceased accruing interest on residential mortgages secured by real estate and consumer loans when principal or interest payments are delinquent 90 days or more. Commercial loans that are 90 days or more past due, are reviewed by the President and the loan officer to determine whether they will be classified as nonperforming. These officers review various factors, which include, but are not limited to, the timing of the maturity of the loan in relation to the ability to collect, whether the loan is deemed to be well secured, whether the loan is in the process of collection, and the favorable results of the analysis of customer financial data. A nonperforming loan will only be re-classified as a performing loan when stringent criteria have been met. At the time the accrual of interest is discontinued, future income is recognized only when cash is received or the loan has been returned to performing loan status. Renegotiated loans are those loans the terms of which have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

	June 30, 2010	December 31, 2009
	(dollars in thousands)

Loans on nonaccrual basis	$40	$—
Loans past due 90 days or more	140	—
Renegotiated loans	—	—

Total nonperforming loans	180	—

Other real estate	12	23
Repossessed assets	—	—
Total nonperforming assets	$192	$23

Nonperforming loans as a percent of total loans	.09%	.00%

Nonperforming loans as a percent of total assets	.05%	.00%

Nonperforming assets as a percent of total assets	.05%	.01%

Management monitors impaired loans on a continual basis. As of June 2010, impaired loans had no material effect on the Company’s financial position or results from operations.

The allowance for loan losses at June 30, 2010, totaled $2,625,000 or 1.24% of total loans as compared to $2,441,000 or 1.16% at December 31, 2009. Provisions for loan losses were $155,000 for the six months ended June 30, 2010 and $2,000 for the six months ended June 30, 2009.

The level of funding for the provision is a reflection of the overall loan portfolio. Nonperforming loans as of June 30, 2010 consists of one, one to four family residential mortgage on nonaccrual and one, one to four family residential mortgage past due 90 days or more. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion.

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

	Period Ended
	2010			2009
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$210,890,455	$5,761,545	5.46%	$206,564,748	$6,271,761	6.07%
Securities-taxable (4)	61,370,829	919,847	3.00%	62,285,236	1,127,681	3.62%
Securities-nontaxable (4)	36,906,501	719,692	3.90%	33,219,396	695,572	4.19%
Securities-Equity (4,5)	1,884,560	42,684	4.53%	1,734,560	43,241	4.99%
Federal funds sold	5,853,263	3,450	0.12%	6,439,879	5,643	0.18%
Due from Federal Reserve Bank	33,336,445	40,021	0.24%	12,017,677	18,438	0.31%

Total interest earnings assets	350,242,053	7,487,239	4.28%	322,261,496	8,162,336	5.07%

Noninterest earning assets:
Cash and due from other institutions	$9,305,435			$10,462,319
Premises and equipment, net	5,941,635			6,232,940
Accrued interest	1,172,708			1,328,767
Other assets	9,390,718			8,115,048
Less allowance for loan losses	(2,481,451)			(2,527,974)

Total noninterest earnings assets	23,329,045			23,611,100

Total Assets	$373,571,098			$345,872,596

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	$26,578,769	$20,650	0.16%	$26,470,288	$20,329	0.15%
Money market accounts	41,145,068	168,921	0.82%	27,642,783	116,122	0.84%
Savings deposits	44,279,129	86,710	0.39%	40,922,430	79,667	0.39%
Time deposits	155,209,672	1,688,589	2.18%	149,689,301	2,079,266	2.78%
Short term borrowings	4,420,733	5,021	0.23%	5,569,248	6,348	0.23%
Federal Home Loan Advances	1,025,249	32,160	6.27%	1,668,711	49,347	5.91%

Total interest bearing liabilities	272,658,620	2,002,051	1.47%	251,962,761	2,351,079	1.87%

Noninterest bearing liabilities:
Demand deposits	56,597,348			49,876,221
Accrued expenses and other liabilities	2,175,103			2,428,490

Total noninterest bearing liabilities	58,772,451			52,304,711

Shareholders’ equity	42,140,027			41,605,124

Total Liabilities and Shareholders’ Equity	$373,571,098			$345,872,596

Net interest income		$5,485,188			$5,811,257

Interest rate spread (6)			2.81%			3.20%

Net yield on interest earning assets (7)			3.13%			3.61%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $156,000 and $173,000 in 2010 and 2009, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Period Ended
	2010			2009
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$211,345,815	$2,854,628	5.40%	$207,754,060	$3,109,026	5.99%
Securities-taxable (4)	64,723,724	499,674	3.09%	67,067,697	550,935	3.29%
Securities-nontaxable (4)	37,623,085	364,679	3.88%	33,861,000	354,553	4.19%
Securities-Equity (4,5)	1,884,560	23,264	4.94%	1,734,560	23,561	5.43%
Federal funds sold	6,092,961	1,995	0.13%	4,162,426	1,508	0.14%
Due from Federal Reserve Bank	34,713,664	21,620	0.25%	11,491,758	6,266	0.22%

Total interest earnings assets	356,383,809	3,765,860	4.23%	326,071,501	4,045,849	4.96%

Noninterest earning assets:
Cash and due from other institutions	$9,427,821			$9,519,064
Premises and equipment, net	5,909,853			6,189,713
Accrued interest	1,235,105			1,464,155
Other assets	9,446,924			8,235,315
Less allowance for loan losses	(2,507,735)			(2,531,566)

Total noninterest earnings assets	23,511,968			22,876,681

Total Assets	$379,895,777			$348,948,182

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	$26,624,669	$10,765	0.16%	$26,553,124	$10,452	0.16%
Money market accounts	47,293,864	95,470	0.81%	27,739,146	59,002	0.85%
Savings deposits	44,671,891	44,094	0.39%	41,054,176	39,812	0.39%
Time deposits	155,604,436	840,360	2.16%	151,616,924	1,000,255	2.64%
Short term borrowings	4,187,968	2,398	0.23%	5,156,724	2,957	0.23%
Federal Home Loan Advances	947,072	15,052	6.36%	1,587,615	23,610	5.95%

Total interest bearing liabilities	279,329,900	1,008,139	1.44%	253,707,709	1,136,088	1.79%

Noninterest bearing liabilities:
Demand deposits	56,006,298			51,043,348
Accrued expenses and other liabilities	2,704,698			2,950,222

Total noninterest bearing liabilities	58,710,996			53,993,570

Shareholders’ equity	41,854,881			41,246,903

Total Liabilities and Shareholders’ Equity	$379,895,777			$348,948,182

Net interest income		$2,757,721			$2,909,761

Interest rate spread (6)			2.79%			3.17%

Net yield on interest earning assets (7)			3.10%			3.57%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $72,000 and $91,000 in 2010 and 2009, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Six-Month Period Ended June 2010 Compared to 2009 Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$131	$(642)	$(511)
Securities-taxable	(17)	(191)	(208)
Securities-nontaxable	77	(52)	25
Securities-equities	4	(4)	—
Federal funds sold and other	32	(13)	19

Total interest earning
Assets	227	(902)	(675)

Interest expense
Interest bearing demand	—	1	1
Money market accounts	57	(4)	53
Savings deposits	7	—	7
Time deposits	77	(468)	(391)
Short-term borrowing	(1)	(1)	(2)
Federal Home Loan Bank
Advances	(19)	2	(17)

Total interest bearing
Liabilities	121	(470)	(349)

Net change in net interest income	$106	$(432)	$(326)

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

	Three-Month Period Ended June 2010 Compared to 2009 Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$54	$(308)	$(254)
Securities-taxable	(19)	(32)	(51)
Securities-nontaxable	39	(29)	10
Securities-equities	2	(3)	(1)
Federal funds sold and other	14	2	16

Total interest earning
Assets	90	(370)	(280)

Interest expense
Interest bearing demand	—	1	1
Money market accounts	42	(5)	37
Savings deposits	4	—	4
Time deposits	26	(186)	(160)
Short-term borrowing	(1)	—	(1)
Federal Home Loan Bank
Advances	(10)	1	(9)

Total interest bearing
Liabilities	61	(189)	(128)

Net change in net interest income	$29	$(181)	$(152)

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable to Smaller Reporting Companies.

Item 4 – CONTROLS AND PROCEDURES

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Vice President/Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Vice President/Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Disclosure controls and procedures are the control and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchanges Commission’s rules and forms.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1– Legal Proceedings

None

Item 1A – Risk Factors

Not Applicable to Smaller Reporting Companies.

Item 2 – Unregistered sales of equity securities and use of proceeds

The Company did not engage in any unregistered sales of its securities during the quarter ended June 30, 2010

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2010	0	—	N/A	N/A
May 1 – 31, 2010	0	—	N/A	N/A
June 1 – 30, 2010	0	—	N/A	N/A
Total (1)	0	—	N/A	N/A

(1)	No shares of common stock were purchased by Killbuck Bancshares in open-market transactions.

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

Killbuck Bancshares, Inc.

Date: August 11, 2010	By:	/S/ LUTHER E. PROPER
Luther E. Proper
Chief Executive Officer

Date: August 11, 2010	By:	/S/ LAWRENCE CARDINAL
Lawrence Cardinal
Chief Financial Officer