Form 10-Q
period 2010-09-30
KILLBUCK BANCSHARES INC
filed 2010-11-12
CIK 1060455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2010

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

Class: Common Stock, no par value

Outstanding at November 9, 2010: 616,706

KILLBUCK BANCSHARES, INC.

Killbuck Bancshares, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$59,013,282	$42,575,944
Federal funds sold	7,254,000	2,938,000

Total cash and cash equivalents	66,267,282	45,513,944

Investment securities:
Securities available for sale	62,897,352	65,334,849
Securities held to maturity (fair value of $42,534,286 and $36,373,611)	40,579,895	35,086,821

Total investment securities	103,477,247	100,421,670

Loans (net of allowance for loan losses of $2,662,107 and $2,441,169)	206,872,587	207,575,135

Loans held for sale, at lower of cost or market	1,090,500	271,000
Premises and equipment, net	5,959,719	6,009,442
Accrued interest receivable	1,498,961	1,467,901
Goodwill, net	1,329,249	1,329,249
Other assets	9,273,744	9,391,044

Total assets	$395,769,289	$371,979,385

LIABILITIES

Deposits:
Noninterest bearing demand	$56,901,884	$63,636,376
Interest bearing demand	27,427,442	32,102,301
Money market	49,633,208	28,669,992
Savings	46,906,167	42,973,020
Time	164,424,230	153,913,387

Total deposits	345,292,931	321,295,076
Short-term borrowings	3,910,000	5,660,000
Federal Home Loan Bank advances	741,518	1,212,000
Accrued interest and other liabilities	1,058,717	748,901

Total liabilities	351,003,166	328,915,977

SHAREHOLDERS’ EQUITY

Common stock – No par value: 1,000,000 shares authorized, 718,431 issued	8,846,670	8,846,670
Retained earnings	44,983,071	43,742,847
Accumulated other comprehensive income	479,096	16,605
Treasury stock, at cost (101,725 shares for both dates presented)	(9,542,714)	(9,542,714)

Total shareholders’ equity	44,766,123	43,063,408

Total liabilities and shareholders’ equity	$395,769,289	$371,979,385

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Nine Months Ended September 30,
	2010	2009

INTEREST INCOME
Interest and fees on loans	$8,601,845	$9,295,475
Federal funds sold and other	71,989	36,524
Investment securities:
Taxable	1,434,990	1,663,897
Exempt from federal income tax	1,104,528	1,059,279

Total interest income	11,213,352	12,055,175

INTEREST EXPENSE
Deposits	2,983,019	3,354,635
Short term borrowings	7,417	9,198
Federal Home Loan Bank advances	45,094	70,630

Total interest expense	3,035,530	3,434,463

NET INTEREST INCOME	8,177,822	8,620,712

Provision for loan losses	215,182	2,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,962,640	8,618,712

NON INTEREST INCOME
Service charges on deposit accounts	98,748	102,416
ATM and interchange fees	221,278	184,901
Fees on deposit accounts	531,130	572,574
Gain on sale of loans, net	136,189	108,430
Earnings on bank owned life insurance	418,304	177,519
Other income	101,170	111,099

Total non interest income	1,506,819	1,256,939

NON INTEREST EXPENSE
Salaries and employee benefits	3,730,454	3,790,555
Occupancy and equipment expense	720,533	768,672
Professional fees	247,403	290,999
Data processing	154,678	151,266
Insurance & bond expense	336,190	334,671
Franchise tax	396,658	390,761
Postage, Express and Freight	157,166	154,810
Impairment loss	456,585	—
Other expenses	848,380	833,615

Total non interest expense	7,048,047	6,715,349

INCOME BEFORE INCOME TAXES	2,421,412	3,160,302
Income taxes	256,129	709,688

NET INCOME	$2,165,283	$2,450,614

Earning per common share	$3.51	$3.95

Dividend per share	$1.50	$1.45

Weighted Average shares outstanding	616,706	619,054

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended September 30,
	2010	2009

INTEREST INCOME
Interest and fees on loans	$2,840,300	$3,023,714
Federal funds sold and other	28,518	12,443
Investment securities:
Taxable	472,459	492,975
Exempt from federal income tax	384,836	363,707

Total interest income	3,726,113	3,892,839

INTEREST EXPENSE
Deposits	1,018,148	1,059,251
Short term borrowings	2,396	2,850
Federal Home Loan Bank advances	12,935	21,283

Total interest expense	1,033,479	1,083,384

NET INTEREST INCOME	2,692,634	2,809,455

Provision for loan losses	60,000	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,632,634	2,809,455

NON INTEREST INCOME
Service charges on deposit accounts	33,145	34,269
ATM and interchange fees	79,635	68,574
Fees on deposit accounts	172,631	198,827
Gain on sale of loans, net	84,258	17,738
Earnings on bank owned life insurance	57,844	58,960
Other income	27,464	35,881

Total non interest income	454,977	414,249

NON INTEREST EXPENSE
Salaries and employee benefits	1,358,849	1,305,694
Occupancy and equipment expense	234,582	258,193
Professional fees	54,163	94,894
Data processing	52,191	52,846
Insurance & bond expense	111,254	103,829
Franchise tax	129,965	131,826
Postage, Express and Freight	48,564	49,604
Impairment loss	456,585	—
Other expenses	307,227	283,526

Total non interest expense	2,753,380	2,280,412

INCOME BEFORE INCOME TAXES	334,231	943,292
Income taxes, (benefit)	(73,188)	199,711

NET INCOME	$407,419	$743,581

Earning per common share	$0.66	$1.20

Dividend per share	$.00	$.00

Weighted Average shares outstanding	616,706	617,932

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2010

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income

Balance, December 31, 2009	$8,846,670	$43,742,847	$16,605	$(9,542,714)	$43,063,408

Net income		2,165,283			2,165,283	$2,165,283

Cash dividends paid ($1.50 per share)		(925,059)			(925,059)
Other comprehensive income:
Net unrealized gain on securities, net of tax $238,253			462,491		462,491	462,491

Comprehensive income						$2,627,774

Balance, September 30, 2010 (Unaudited)	$8,846,670	$44,983,071	$479,096	$(9,542,714)	$44,766,123

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$2,165,283	$2,450,614
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	215,182	2,000
Gain on sale of loans	(136,189)	(108,430)
Provision for depreciation and amortization	351,308	760,713
Origination of loans held for sale	(7,373,245)	(13,970,350)
Proceeds from the sale of loans	6,689,934	14,078,780
Impairment loss	456,585	—
Bank Owned Life Insurance income	(418,304)	—
Net change in:
Accrued interest and other assets	48,253	(333,067)
Accrued expenses and other liabilities	137,741	(70,486)

Net cash provided by operating activities	2,136,548	2,809,774

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	56,378,792	26,013,858
Purchases	(53,697,133)	(34,306,322)
Bank CDs – Purchases	—	(1,715,000)
Bank CDs – Proceeds from Maturities	—	735,000
Investment securities held to maturity:
Proceeds from maturities and repayments	822,255	1,564,701
Purchases	(6,404,804)	(5,529,969)
Net decrease (increase) in loans	347,366	(4,785,361)
Proceeds from sale of foreclosed assets	22,500	—
Net Purchase of premises and equipment	(94,610)	(78,395)
Proceeds from bank owned life insurance	390,111	—

Net cash (used in) investing activities	(2,235,523)	(18,101,488)

FINANCING ACTIVITIES
Net increase in demand, money market and savings deposits	13,487,011	272,467
Net increase in time deposits	10,510,843	7,628,619
Net (decrease) in short term borrowings	(1,750,000)	(1,405,000)
Repayments of Federal Home Loan Bank advances	(470,482)	(487,943)
Purchase of Treasury stock	—	(470,491)
Dividends paid	(925,059)	(897,332)

Net cash provided by financing activities	20,852,313	4,640,320

Net increase (decrease) in cash and cash equivalents	20,753,338	(10,651,394)
Cash and cash equivalents at beginning of period	45,513,944	40,316,633

Cash and cash equivalents at end of period	$66,267,282	$29,665,239

Supplemental Disclosures of Cash Flows Information
Cash Paid During the Period For:
Interest on deposits and borrowings	$3,044,219	$3,499,519

Income taxes	$436,356	$606,735

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

NOTE 3 – COMPREHENSIVE INCOME

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is comprised of the following:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Net income	$2,165,283	$2,450,614
Other comprehensive income:
Net unrealized gain (loss) on securities	700,744	(658,205)
Tax effect	(238,253)	223,789

Total comprehensive income	$2,627,774	$2,016,198

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009

Net income	$407,419	$743,581
Other comprehensive income:
Net unrealized gain (loss) on securities	275,979	(52,402)
Tax effect	(93,833)	17,817

Total comprehensive income	$589,565	$708,996

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of September 30, 2010 and December 31, 2009, by level within the fair value hierarchy. As required by the authoritative accounting guidance, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2010
	Level I	Level II	Level III	Total
	(In thousands)

Assets measured on a recurring basis:
Securities available for sale :
U.S. Government and Agency Obligations	$—	$62,354	$—	$62,354
Mutual Funds		543		543

	December 31, 2009
	Level I	Level II	Level III	Total
	(In thousands)

Assets measured on a recurring basis:
Securities available for sale :
U.S. Government and Agency Obligations	$—	$64,841	$—	$64,841
Mutual Funds		494		494

Killbuck Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 5 – FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values at September 30, 2010 and December 31, 2009 are as follows:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and due from depository institutions	$59,013	$59,013	$42,576	$42,576
Federal funds sold	7,254	7,254	2,938	2,938
Securities available for sale	62,897	62,897	65,335	65,335
Securities held to maturity	40,580	42,534	35,087	36,374
Net loans	206,873	206,745	207,575	215,102
Loans held for sale	1,090	1,090	271	271
Accrued interest receivable	1,499	1,499	1,468	1,468
Regulatory stock	1,884	1,884	1,884	1,884
Bank Owned Life Insurance	5,677	5,677	5,662	5,662

Financial liabilities:
Deposits	$345,293	$349,251	$321,295	$324,246
Short term borrowings	3,910	3,910	5,660	5,660
Federal Home Loan Bank advances	742	888	1,212	1,027
Accrued interest payable	174	174	183	183

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

Loans, Deposits, and Federal Home Loan Bank Advances

The fair value is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality. Where quoted market prices were available, primarily for certain residential mortgage loans, such market rates were utilized as estimates for fair value. Demand, savings, and money market deposit accounts are valued at the amount payable on demand as of the period presented. The fair values of certificates of deposit and other borrowed funds are based on the discounted value of contractual cash flows. The discount rates are estimated using rates currently offered for similar instruments with similar remaining maturities.

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

Killbuck Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 6 – INVESTMENT SECURITIES

The amortized cost of securities and their estimated fair values are as follows:

Securities Available for Sale

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government Agencies and Corporations	$61,628,033	$726,896	$992	$62,353,937
Mutual funds	543,415	—	—	543,415

Total	$62,171,448	$726,896	$992	$62,897,352

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government Agencies and Corporations	$64,309,692	$580,166	$48,906	$64,840,952
Mutual funds	1,000,000	—	506,103	493,897

Total	$65,309,692	$580,166	$555,009	$65,334,849

Securities Held to Maturity

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of States and Political Subdivisions	$40,579,895	$1,984,314	$29,923	$42,534,286

Total	$40,579,895	$1,984,314	$29,923	$42,534,286

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of States and Political Subdivisions	$35,086,821	$1,328,071	$41,281	$36,373,611

Total	$35,086,821	$1,328,071	$41,281	$36,373,611

Killbuck Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 6 – INVESTMENT SECURITIES-CONTINUED

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009. As of September 30, 2010 there were a total of six securities in an unrealized loss position.

	September 30, 2010
	Less than 12 months			12 months or greater			Total
	Fair Value	Gross Unrealized Loss	Number of Impaired Securities	Fair Value	Gross Unrealized Loss	Number of Impaired Securities	Fair Value	Gross Unrealized Loss
U.S. Government Agencies and Corporations	$1,997,036	$992	1				$1,997,036	$992
Obligations of States and Political Subdivisions	1,424,855	29,923	5				1,424,855	29,923

Total temporarily Impaired debt securities	$3,421,891	$30,915	6	—	—	—	$3,421,891	$30,915

	December 31, 2009
	Less than 12 months			12 months or greater			Total
	Fair Value	Gross Unrealized Loss	Number of Impaired Securities	Fair Value	Gross Unrealized Loss	Number of Impaired Securities	Fair Value	Gross Unrealized Loss
U.S. Government Agencies And Corporations	$5,954,780	$48,906	4				$5,954,780	$48,906
Obligations of States and Political Subdivisions	3,767,311	41,281	17				3,767,311	41,281

Total temporarily Impaired debt securities	9,722,091	90,187	21	—	—	—	9,722,091	90,187
Mutual Funds	—	—		$493,897	$506,103	1	493,897	506,103

Total temporarily Impaired equity securities	—	—		493,897	506,103	1	493,897	506,103
Total of all securities	$9,722,091	$90,187	21	$493,897	$506,103	1	$10,215,988	$596,290

Killbuck Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 6 – INVESTMENT SECURITIES-CONTINUED

At least quarterly the corporation conducts a comprehensive security level impairment assessment on all securities in an unrealized loss position to determine if other than temporary impairment (OTTI) exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Under the current OTTI accounting model for debt securities, which was amended by FASB and adopted by the Corporation in 2009, an OTTI loss must be recognized for a debt security in an unrealized loss position if the Corporation intends to sell the security or it is more likely than not that the corporation will be required to sell the security before recovery of its amortized cost basis. In this situation, the amount of loss recognized in income is equal to the difference between fair value and the amortized cost basis of the security. Even it the Corporation does not expect to sell the security, the Corporation must evaluate the expected cash flows to be received to determine if a credit loss has occurred. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in income. The portion of the unrealized loss relating to other factors, such as liquidity conditions in the market or changes in the market interest rates, is recorded in other comprehensive income. Equity securities are also evaluated to determine whether the unrealized loss is expected to be recoverable based on whether evidence exists to support a realizable value equal to or greater than the amortized cost basis. If it is probable that the Corporation will not recover the amortized cost basis, taking into consideration the estimated recovery period and its ability to hold the equity security until recovery, OTTI is recognized. The security level assessment is performed on each security, regardless of the classification of the security as available for sale or held to maturity. The assessments are based on the nature of the securities, the financial condition of the issuer, the extent and duration of the securities, the extent and duration of the loss and the intent and whether Management intends to sell or it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis, which may be maturity. For those securities for which the assessment shows the Corporation will recover the entire cost basis, Management does not intend to sell these securities and it is more likely than not that the Corporation will not be required to sell them before the anticipated recovery of the amortized cost basis, the gross unrealized losses are recognized in other comprehensive income, net of tax.

Killbuck Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfer of Financial Assets. ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

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

Killbuck Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS CONTINUED

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

In August, 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and is not expected to have a significant impact on the Company’s financial statements.

In August, 2010, the FASB issued ASU 2010-22, Technical Corrections to SEC Paragraphs – An announcement made by the staff of the U.S. Securities and Exchange Commission. This ASU amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics and is not expected to have a significant impact on the Company’s financial statements.

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

Goodwill and Other Intangible Assets —As discussed in Note 6 of the consolidated financial statements, filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2009; the Company must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

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

Financial Condition

Total assets at September 30, 2010 were $395.8 million compared to $372.0 million at December 31, 2009.

The asset growth during the first nine months of 2010 generally reflects a $24.0 million, or 7.5% increase in total deposits. The deposit growth is generally reflective of the Company’s continuing marketing efforts directed at profitable organic growth.

Cash and cash equivalents increased by $20.8 million or 45.6% from December 31, 2009, to September 30, 2010, with cash and amounts due from depository institutions increasing $16.4 million. The Company has maintained above normal levels of cash and cash equivalents due to the economic uncertainty in the environment and the less than optimal loan demand during the first nine months of 2010.

Investment securities available for sale decreased by $2.4 million or 3.7% from December 31, 2009, to September 30, 2010 due to a decrease in suitable securities available to purchase for the portfolio. Investments held to maturity increased $5.5 million or 15.7% due to some attractive municipal securities available for the portfolio.

Net loans decreased by $0.7 million or 0.3% from December 31, 2009 to September 30, 2010. An increase of $1.4 million occurred in the real estate loan category, which is attributable primarily to increases in residential real estate lending of $3.4 million plus an increase in farm lending of $0.6 million offset by decreases of $1.7 million in commercial real estate lending and a decrease of $0.9 million in construction loan activity. The Company has seen a modest expansion of loan demand in the residential and farm sector, while decreases in commercial real estate and construction type loan products reflected lessened demand. Commercial and other loan balances decreased by $2.2 million as demand slowed and consumer loan balances increased by $346,000.

The Company’s allowance for loan losses at September 30, 2010 totaled $2.7 million, or 1.26% of total loans, as compared to $2.4 million, or 1.16% of total loans at December 31, 2009.

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

Total deposits at September 30, 2010 were $345.3 million compared to $321.3 million at December 31, 2009. Demand accounts decreased $11.4 million, while money market accounts, savings accounts and time deposits accounts increased $21.0 million, $3.9 million and $10.5 million respectively. Management attributes these changes to the changes in interest rates. A Money Market account is a short term investment that customers use while waiting until the interest rates meet their expectations for longer term time deposits. Management believes the demand accounts decreases are attributable to normal fluctuations due to customer usage.

Federal Home Loan Bank advances decreased $470,000 due to maturities and scheduled repayments, and short-term borrowings decreased $1.7 million at September 30, 2010 from December 31, 2009.

Shareholders’ Equity increased by $1.7 million or 3.9%, which was mainly due to earnings of $2.2 million plus $462,000 of unrealized gain on securities included in other comprehensive income for the first nine months of 2010, decreased by dividends paid totaling $925,000. The Company did not make any Treasury stock purchases during the first nine months of 2010. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At September 30, 2010, the total capital ratio was 19.65%; the Tier I capital ratio was 18.51%, and the leverage ratio was 11.03%, compared to regulatory capital requirements of 8.00%, 4.00% and 4.00% respectively. These ratios are well in excess of regulatory capital requirements.

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 2010 and 2009

Net income for the nine-month period ended September 30, 2010, was $2,165,000, a decrease of $286,000 or 11.6% from the $2,451,000 reported at September 30, 2009.

Total interest income of approximately $11,213,000 for the nine-month period ended September 30, 2010, compares to $12,055,000 for the same period in 2009, a decrease of $842,000 or 7.0%. The decrease in total interest income is primarily attributable to a decrease in interest and fees on loans due primarily to a decrease in the average yield on the underlying balances. See “Average Balance Sheet” for the nine-month periods ended September 30, 2010 and 2009. The yield on loans decreased to 5.45% for the first nine months of 2010 compared to 5.99% for the first nine months of 2009. Average loan balances were $210,465,000 for the first nine months of 2010 compared to $206,906,000 for the first nine months of 2009. The interest on investment securities of $2,540,000 for 2010 compares to $2,723,000 for 2009. The decrease in investment income is primarily attributable to a decrease in yield. Average investment balances were $102,138,000 compared to $97,227,000 and the yields were 3.32% compared to 3.73% for the first nine months of 2010 and 2009 respectively. The interest on Federal Funds decreased slightly due to a decrease in yield from 0.16% to 0.13%. The interest on balances held at the Federal Reserve Bank increased $36,000 due to an increase in average volume. The average balance outstanding in Due from Federal Reserve Bank was $36,340,000 compared to $13,421,000 for the first nine months of 2010 and 2009 respectively. The yield on the excess liquidity in Due from Federal Reserve Bank decreased from 0.29% for 2009 to 0.24% for 2010.

Total interest expense of $3,036,000 for the nine-month period ending September 30, 2010 represents a decrease of $398,000 from the $3,434,000 reported for the same nine-month period in 2009. The decrease in interest expense on deposits of $372,000 is due mainly to a decrease in interest rates. The decreases in the average rate paid on the underlying balances of the interest bearing liabilities are due mainly to the Time deposits. The cost of Time deposits was 2.18% compared to 2.68% for this nine-month period of 2010 and 2009, respectively. The cost on interest bearing liabilities was 1.46%, compared to 1.81% for the nine-month periods of 2010 and 2009 respectively. Average interest-bearing liabilities were $278,111,000 for the first nine months of 2010 compared to $253,157,000 for the first nine months of 2009. See “Average Balance Sheet” for the nine-month periods ended September 30, 2010 and 2009.

Net interest income of $8,178,000 for the nine months ended September 30, 2010, compares to $8,621,000 for the same nine-month period in 2009, a decrease of $443,000 or 5.1%. The foregoing factors culminated in the Company’s attainment of an interest rate spread of 2.75% and a net yield on earning assets of 3.06% in 2010, compared to 3.15% and 3.55% respectively, in 2009. Management believes the Company’s reduction in spread and margin in 2010 primarily stems from the need to carry higher levels of liquidity in the current environment, and does not represent a material adverse trend. The net interest margin is expected to stabilize but remain low.

The provision for loan losses was $215,000 for the first nine months of 2010, as compared to $2,000 for the same nine-month period in 2009. The increased loss provision is attributable to management’s analysis of the allowance for loan losses. As stated previously, the Company maintains the allowance at a level commensurate with the credit risks inherent in the portfolio.

Total non-interest income for the nine-month period ended September 30, 2010, of $1,507,000 compares to $1,257,000 for the same nine-month period in 2009, an increase of $250,000 or 19.9%. ATM and interchange fees increased $36,000 due to increased usage of ATM machines. The Fees on deposit accounts decreased $41,000 due to a decrease in non-sufficient funds activity. Gains on sale of loans increased $28,000 primarily due to an increase in refinancing. Bank Owned Life Insurance (BOLI) income increased $241,000 primarily due to earnings and recoveries on BOLI in the first nine months of 2010.

Total non-interest expense of $7,048,000 for the nine months ended September 30, 2010, compares to $6,715,000 for the same nine-month period in 2009. This represents an increase of $333,000 or 4.9%. Salary and employee benefits decreased approximately $60,000 due to one fewer pay period in 2010 and a slight decrease in employee benefits. This decrease was partially offset by normal increases in salaries and employee benefits. Occupancy and Equipment costs decreased approximately $48,000 due mainly to decreased depreciation expense of $60,000, offset by increases in furniture and equipment expenses of $8,000. An impairment loss of $457,000 was recognized during the third quarter of 2010 on a mutual fund owned by the Company. The non-publicly traded mutual fund is comprised solely of community and regional financial institution stocks. The Company reviews its position in all securities quarterly and determined that, at September 30, 2010, the decline in fair value on the mutual fund should be recognized as other than temporary impairment. The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

Income tax expense declined to $256,000 for the nine months ended September 30, 2010, representing a $454,000, or 63.9%, reduction from the $710,000 of income tax expense recorded in 2009. The decline is primarily attributable to the impairment loss recognized during the third quarter of 2010 and higher levels of tax-exempt income in 2010. The Company’s effective tax rate was 10.6% in 2010, as compared to 22.5% in 2009. The principal difference between the Company’s effective tax rate in 2010 and 2009 and the 34% statutory tax rate in effect for both years resulted from the beneficial effects of tax-exempt income.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2010 and 2009

Net income for the three-month period ended September 30, 2010, was $407,000, a decrease of $337,000 or 45.2% from the $744,000 reported at September 30, 2009.

Total interest income of approximately $3,726,000 for the three-month period ended September 30, 2010, compares to $3,893,000 for the same period in 2009, a decrease of $167,000 or 4.3%. The decrease in total interest income is primarily attributable to a decrease in interest and fees on loans due primarily to a decrease in the average yield on the underlying balances. See “Average Balance Sheet” for the three-month periods ended September 30, 2010 and 2009. Interest and fees on loans decreased $183,000 or 6.1% for the three-month period ended September 30, 2010 compared to the same period for 2009. The yield on loans decreased to 5.42% for the three-month period ended September 30, 2010 compared to 5.83% for the three-month period ended September 30, 2009. Average loan balances were $209,613,000 compared to $207,588,000 for this three-month period of 2010 and 2009, respectively. The interest on investment securities of $857,000 remained unchanged for the three-month periods ended September 30, 2010 and 2009. The average balances of investment securities were $106,090,000 for 2010 compared to $97,203,000 for 2009 and the yield was 3.23% compared to 3.53% for this three-month period of 2010 and 2009 respectively. See “Average Balance Sheet” for the three-month periods ended September 30, 2010 and 2009.

Total interest expense of $1,033,000 for the three-month period ending September 30, 2010, represents a decrease of $50,000 from the $1,083,000 reported for the same three-month period in 2009. The decrease in interest expense on deposits of $41,000 is due mainly to the decreases in the average rate paid on the underlying balances of the interest bearing liabilities, specifically the Time deposits. The cost of Time deposits was 2.17% compared to 2.47% for this three-month period of 2010 and 2009, respectively and the cost of interest bearing liabilities was 1.43% compared to 1.70% for this three-month period of 2010 and 2009 respectively. The average time deposits were $161,948,000 for this three-month period of 2010 compared to $152,295,000 for the same three months of 2009. Average interest-bearing liabilities were $289,015,000 for this three-month period of 2010 compared to $255,544,000 for the same three months of 2009. See “Average Balance Sheet” for the three-month periods ended September 30, 2010 and 2009.

Net interest income of $2,693,000 for the three months ended September 30, 2010, compares to $2,809,000 for the same three-month period in 2009, a decrease of $116,000 or 4.2%. The foregoing factors culminated in the Company’s attainment of an interest rate spread of 2.63% and a net yield on earning assets of 2.93% in 2010, compared to 3.05% and 3.43% respectively, in 2009.

The provision for loan losses was $60,000 for the three-month period ended September 30, 2010, as compared to no provision for the same three-month period in 2009. The increased loss provision is attributable to management’s analysis of the allowance for loan losses. As stated previously, the Company maintains the allowance at a level commensurate with the credit risks inherent in the portfolio.

Total non-interest income for the three-month period ended September 30, 2010, of $455,000 compares to $414,000 for the same three-month period in 2009, an increase of $41,000 or 9.8%. ATM and interchange fees increased $11,000 due to increased usage of ATM machines. The Fees on deposit accounts decreased $26,000 due to a decrease in non-sufficient funds activity. Gains on sale of loans increased $67,000 primarily due to refinancings. The changes in the remaining income accounts were attributable to increases/decreases in items that are normal and recurring in nature.

Total non-interest expense of $2,753,000 for the three months ended September 30, 2010, compares to $2,280,000 for the same three-month period in 2009. This represents an increase of $473,000 or 20.7%. Salary and employee benefits increased $53,000 or 4.1% due to normal increases in salaries and employee benefits. Professional fees decreased approximately $41,000 due to lower auditing fees for SOX 404 compliance and other regulatory requirements such as Bank Secrecy Act and Gramm-Leach-Bliley Act. An impairment loss of $457,000 was recognized during the third quarter of 2010 on a mutual fund owned by the Company. The non-publicly traded mutual fund is comprised solely of community and regional financial institution stocks. The Company reviews its position in all securities quarterly and determined that, at September 30, 2010, the decline in fair value on the mutual fund should be recognized as other than temporary impairment. The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

Income tax expense (benefit) declined to $(73,000) for the three months ended September 30, 2010, representing a $273,000 reduction from the $200,000 of income tax expense recorded in 2009. The decline is primarily attributable to the $457,000 impairment loss, the $60,000 provision for loan losses and higher levels of tax-exempt income in 2010.

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

Cash and amounts due from depository institutions and federal funds sold totaled $66.3 million at September 30, 2010. These assets provide the primary source of liquidity for the Company. In addition, management has designated a portion of the investment portfolio, $62.9 million as available for sale and has an available unused line of credit of $40.4 million with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at September 30, 2010. As of September 30, 2010, the Company had commitments to fund loans of approximately $2.3 million and unused lines of credit totaling $40.1 million.

Cash was provided during the nine month period ended September 30, 2010, mainly from operating activities of $2.1 million, and the net increase in deposits of $24.0 million, the maturities and repayments of investment securities of $57.2 million. Cash was used during the nine month period ended September 30, 2010, mainly for the purchase of investment securities of $60.1 million and to reduce $2.2 million in Federal Home Loan Bank advances and short-term borrowings. In addition, $925,000 was used to pay dividends to shareholders. Cash and cash equivalents totaled $66.3 million at September 30, 2010, an increase of $20.8 million from $45.5 million at December 31, 2009.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at September 30, 2010, and December 31, 2009. The Company ceased accruing interest on residential mortgages secured by real estate and consumer loans when principal or interest payments are delinquent 90 days or more. Commercial loans, that are 90 days or more past due, are reviewed by the Bank President and the loan officers to determine whether they will be classified as nonperforming. These officers review various factors, which include, but are not limited to, the timing of the maturity of the loan in relation to the ability to collect, whether the loan is deemed to be well secured, whether the loan is in the process of collection, and the favorable results of the analysis of customer financial data. A nonperforming loan will only be re-classified as a performing loan when stringent criteria have been met. At the time the accrual of interest is discontinued, future income is recognized only when cash is received or the loan has been returned to performing loan status. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

	September 30, 2010	December 31, 2009
	(dollars in thousands)

Loans on nonaccrual basis	$52	$—
Loans past due 90 days or more	—	—
Renegotiated loans	—	—

Total nonperforming loans	52	—

Other real estate	140	23
Repossessed assets	—	—

Total nonperforming assets	$192	$23

Nonperforming loans as a percent of total loans	0.02%	0.00%

Nonperforming loans as a percent of total assets	0.01%	0.00%

Nonperforming assets as a percent of total assets	0.05%	0.01%

Management monitors impaired loans on a continual basis. As of September 2010, impaired loans had no material effect on the Company’s financial position or results from operations.

The allowance for loan losses at September 30, 2010, totaled $2,662,000 or 1.26% of total loans as compared to $2,441,000 or 1.16% at December 31, 2009. Provisions for loan losses were $215,000 for the nine months ended September 30, 2010 and $2,000 for the nine months ended September 30, 2009.

The level of funding for the provision is a reflection of the overall loan portfolio. Nonperforming loans consist of approximately $180,000 in residential mortgages and approximately $12,000 in consumer loan balances. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion.

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

	Period Ended
	2010			2009
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$210,464,679	$8,601,845	5.45%	$206,905,771	$9,295,475	5.99%
Securities-taxable (4)	62,347,836	1,373,056	2.94%	61,740,605	1,585,587	3.42%
Securities-nontaxable (4)	37,905,681	1,104,528	3.89%	33,751,864	1,059,279	4.18%
Securities-Equity (4,5)	1,884,560	61,934	4.38%	1,734,560	78,310	6.02%
Federal funds sold	6,976,357	6,675	0.13%	6,556,359	7,708	0.16%
Due from Federal Reserve Bank	36,339,715	65,314	0.24%	13,421,474	28,816	0.29%

Total interest earnings assets	355,918,828	11,213,352	4.20%	324,110,633	12,055,175	4.96%

Noninterest earning assets:
Cash and due from other institutions	9,477,807			10,199,930
Premises and equipment, net	5,913,166			6,192,475
Accrued interest	1,135,298			1,278,820
Other assets	9,434,916			8,190,378
Less allowance for loan losses	(2,530,431)			(2,518,939)

Total noninterest earnings assets	23,430,756			23,342,664

Total Assets	$379,349,584			$347,453,297

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	$26,660,254	$30,224	0.15%	$26,059,089	$29,723	0.15%
Money market accounts	43,964,261	256,283	0.78%	28,670,605	183,558	0.85%
Savings deposits	44,761,963	127,967	0.38%	40,928,340	119,871	0.39%
Time deposits	157,455,902	2,568,545	2.18%	150,557,793	3,021,483	2.68%
Short term borrowings	4,321,467	7,417	0.23%	5,353,424	9,198	0.23%
Federal Home Loan Advances	947,006	45,094	6.35%	1,587,346	70,630	5.93%

Total interest bearing liabilities	278,110,853	3,035,530	1.46%	253,156,597	3,434,463	1.81%

Noninterest bearing liabilities:
Demand deposits	56,611,026			50,193,496
Accrued expenses and other liabilities	2,668,115			2,864,614

Total noninterest bearing liabilities	59,279,141			53,058,110

Shareholders’ equity	41,959,590			41,238,590

Total Liabilities and Shareholders’ Equity	$379,349,584			$347,453,297

Net interest income		$8,177,822			$8,620,712

Interest rate spread (6)			2.75%			3.15%

Net yield on interest earning assets (7)			3.06%			3.55%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $246,000 and $275,000 in 2010 and 2009, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Period Ended
	2010			2009
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$209,613,124	$2,840,300	5.42%	$207,587,818	$3,023,714	5.83%
Securities-taxable (4)	64,301,850	453,209	2.82%	60,651,342	457,906	3.02%
Securities-nontaxable (4)	39,904,041	384,836	3.86%	34,816,800	363,707	4.18%
Securities-Equity (4,5)	1,884,560	19,250	4.09%	1,734,560	35,069	8.09%
Federal funds sold	9,222,546	3,225	0.14%	6,789,321	2,065	0.12%
Due from Federal Reserve Bank	42,346,255	25,293	0.24%	16,229,068	10,378	0.26%

Total interest earnings assets	367,272,376	3,726,113	4.06%	327,808,909	3,892,839	4.75%

Noninterest earning assets:
Cash and due from other institutions	$9,822,551			$9,675,153
Premises and equipment, net	5,856,230			6,111,544
Accrued interest	1,060,478			1,178,927
Other assets	9,523,310			8,341,036
Less allowance for loan losses	(2,628,391)			(2,500,868)

Total noninterest earnings assets	23,634,178			22,805,792

Total Assets	$390,906,554			$350,614,701

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	$26,823,225	$9,574	0.14%	$25,236,692	$9,395	0.15%
Money market accounts	49,602,647	87,361	0.70%	30,726,250	67,435	0.88%
Savings deposits	45,727,631	41,257	0.36%	40,940,158	40,204	0.39%
Time deposits	161,948,362	879,956	2.17%	152,294,778	942,217	2.47%
Short term borrowings	4,122,934	2,396	0.23%	4,921,774	2,850	0.23%
Federal Home Loan Advances	790,521	12,935	6.54%	1,424,618	21,283	5.98%

Total interest bearing liabilities	289,015,320	1,033,479	1.43%	255,544,270	1,083,384	1.70%

Noninterest bearing liabilities:
Demand deposits	56,638,381			50,828,045
Accrued expenses and other liabilities	3,654,138			3,736,863

Total noninterest bearing liabilities	60,292,519			54,564,908

Shareholders’ equity	41,598,715			40,505,523

Total Liabilities and Shareholders’ Equity	$390,906,554			$350,614,701

Net interest income		$2,692,634			$2,809,455

Interest rate spread (6)			2.63%			3.05%

Net yield on interest earning assets (7)			2.93%			3.43%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $90,000 and $102,000 in 2010 and 2009, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Nine-Month Period Ended September
	2010 Compared to 2009
	Increase (Decrease) Due To
	Volume	Rate	Net

Interest income
Loans	$160	$(854)	$(694)
Securities-taxable	16	(229)	(213)
Securities-nontaxable	130	(84)	46
Securities-equities	7	(23)	(16)
Federal funds sold	1	(2)	(1)
Due from Federal Reserve Bank	50	(14)	36

Total interest earning Assets	364	(1,206)	(842)

Interest expense
Interest bearing demand	1	(1)	—
Money market accounts	98	(25)	73
Savings deposits	11	(3)	8
Time deposits	138	(591)	(453)
Short-term borrowing	(2)	1	(1)
Federal Home Loan Bank Advances	(28)	2	(26)

Total interest bearing Liabilities	218	(617)	(399)

Net change in net interest income	$146	$(589)	$(443)

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

	Three-Month Period Ended September
	2010 Compared to 2009
	Increase (Decrease) Due To
	Volume	Rate	Net

Interest income
Loans	$30	$(213)	$(183)
Securities-taxable	28	(33)	(5)
Securities-nontaxable	53	(32)	21
Securities-equities	3	(19)	(16)
Federal funds sold	1	—	1
Due from Federal Reserve Bank	17	(2)	15

Total interest earning Assets	132	(299)	(167)

Interest expense
Interest bearing demand	1	—	1
Money market accounts	42	(23)	19
Savings deposits	5	(4)	1
Time deposits	60	(122)	(62)
Short-term borrowing	—	(1)	(1)
Federal Home Loan Bank Advances	(9)	1	(8)

Total interest bearing Liabilities	99	(149)	(50)

Net change in net interest income	$33	$(150)	$(117)

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable to Smaller Reporting Companies.

Item 4 – CONTROLS AND PROCEDURES

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Senior Vice President/ Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Senior Vice President/Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Disclosure controls and procedures are the control and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchanges Commission’s rules and forms.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A - Risk Factors

Not Applicable to Smaller Reporting Companies.

Item 2 - Unregistered sales of equity securities and use of proceeds

The Company did not engage in any unregistered sales of its securities during the quarter ended September 30, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2010	0	—	N/A	N/A
August 1 – 31, 2010	0	—	N/A	N/A
September 1 – 30, 2010	0	—	N/A	N/A
Total (1)	0	—	N/A	N/A

(1)	No shares of common stock were purchased by Killbuck Bancshares in open-market transactions.

Item 3 - Default upon senior securities

None

Item 4 - (Removed and Reserved)

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

Killbuck Bancshares, Inc.

Date: November 9, 2010	By:	/S/ LUTHER E. PROPER
Luther E. Proper
President and Chief Executive Officer

Date: November 9, 2010	By:	/S/ LAWRENCE CARDINAL
Lawrence Cardinal
Chief Financial Officer