Form 10-K
period 2010-12-31
KILLBUCK BANCSHARES INC
filed 2011-03-29
CIK 1060455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 [FEE REQUIRED]

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant, calculated by reference to the stock valuation done on Killbuck Bancshares, Inc. common stock as of December 31, 2010 was $63.3 million (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

There were 615,945 shares of no par value common stock outstanding as of December 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the 2010 Annual Report to Shareholders

2.	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2011. (Part III)

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

The Bank provides a wide range of retail banking services to individuals and small to medium-sized businesses. These services include various deposit products, business and personal loans, credit cards, residential mortgage loans, home equity loans, internet banking, bill payment, and other consumer oriented financial services including IRA accounts, Health Savings Accounts (“HSA”), safe deposit and night depository facilities. The Bank also has automatic teller machines (“ATM”) located at all locations providing 24 hour banking service to our customers. The Bank belongs to STAR, a national ATM network with thousands of locations nationwide. Neither the Company nor the Bank has any foreign operations, assets, investments or deposits.

The Bank is the Company’s sole subsidiary. The Bank has ten offices, with seven in Holmes County including a loan production office, two in Knox County and one in Tuscarawas County.

The Company, through its Bank subsidiary, conducts the business of a commercial banking organization. At December 31, 2010, the Company and its subsidiary had total consolidated assets of $405.1 million and total consolidated shareholders’ equity of $43.7 million. The capital of the Company consists of 1,000,000 authorized shares of capital stock, no par value of which 615,945 shares were issued and outstanding at December 31, 2010 to 1,001 shareholders.

The Bank is a state chartered commercial bank, regulated by the Ohio Division of Financial Institutions (“ODFI”) and the Federal Reserve Board (“FRB”), with its deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent permitted by law.

Employees

As of December 31, 2010, the Bank had 98 full-time and 25 part-time employees. The Company had no employees. The Bank provides a number of benefits for its full-time employees, including health and life insurance, pension, workers’ compensation, social security, paid vacations, and numerous bank services. No employees are union participants or subject to a collective bargaining agreement.

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

There are eight financial institutions operating in Holmes County. As of June 30, 2010 (the most recent date for which such information is available), the Bank had the largest market share with $259.0 million in total deposits as of such date, representing a market share of approximately 44%. The institution with the second largest market share had deposits of $216.3 million as of such date, representing a market share of approximately 37%.

Regulation and Supervision

The following is a summary of certain statutes and regulations affecting the Company and its subsidiary. This summary is qualified in its entirety by such statutes and regulations.

The Company

General

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

Financial Services Modernization Act of 1999

Under the Gramm-Leach-Bliley Act (better known as the Financial Services Modernization Act of 1999), bank holding companies are entitled to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB.

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

Affiliate Transactions

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, limit borrowings by holding companies and non-bank subsidiaries from affiliated insured depository institutions, and also limit various other transactions between holding companies and their non-bank subsidiaries, on the one hand, and their affiliated insured depository institutions on the other. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution’s loan to its non-bank affiliates be secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution’s transactions with its non-bank affiliates be on arms-length terms.

Control Acquisitions

The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company, unless the FRB has been notified and has not objected to the transaction. Under the rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.

In addition, the BHC Act requires every bank holding company to obtain the prior approval of the FRB before acquiring substantially all the assets of any bank or bank holding company or ownership or control of any voting shares of any bank or bank holding company, if, after such acquisition, it would own or control, directly or indirectly, more than five percent (5%) of the voting shares of such bank or bank holding company, or would otherwise be able to exercise a “controlling influence” over the other bank or holding company. In approving acquisitions by bank holding companies of companies engaged in banking-related activities, the FRB considers whether the performance of any such activity by a subsidiary of the holding company reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, which outweigh possible adverse effects, such as over concentration of resources, decrease of competition, conflicts of interest, or unsound banking practices.

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

The Bank

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

At December 31, 2010, the Company’s respective total and Tier 1 risk-based capital ratios and leverage ratios significantly exceeded the minimum regulatory requirements. See Notes to the Consolidated Financial Statements included in the Annual Report and incorporated herein by reference in the report as Exhibit 13.

In addition, the Federal Deposit Insurance Company Improvement Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do no meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the banks or thrift’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2010, the Company’s banking subsidiary was well capitalized pursuant to these prompt corrective action guidelines.

Dividend Regulation

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by the Bank. Generally, the Bank may not declare a dividend, without ODFI approval, if the total of dividends declared in a calendar year exceeds the total of its net income for that year combined with its retained earnings of the preceding two years. At December 31, 2010, the Bank had the ability to pay dividends of approximately $3.8 million to the Company without prior regulatory approval.

Government Policies and Legislation

The earnings of the Company are dependent upon the earnings of its wholly-owned subsidiary bank. The earnings of the subsidiary bank are affected by the policies of regulatory authorities, including the Ohio Division of Financial Institutions, the Board of Governors of the FRB and the FDIC. For example, an important function of the FRB is to regulate aggregate national credit and money supply through such means as open market dealings in securities, establishment of the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. Policies of these agencies may be influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and fiscal policies of the United States government. The policies and regulations of the regulatory agencies have had and will continue to have a significant effect on deposits, loans and investment growth, as well as the rate of interest earned and paid, and therefore will affect the earnings of the subsidiary bank and the Company in the future, although the degree of such future impact cannot accurately be predicted.

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

The Emergency Economic Stabilization Act of 2008 provided a temporary increase in deposit insurance coverage from $100,000 to $250,000 per depositor. This legislation was effective immediately upon the President’s signature on October 3, 2008. The basic deposit insurance limit was set to return to $100,000 on January 1, 2010, however, at this time, the date has been extended to December 31, 2013.

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

Recent Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) signed by the President on July 21, 2010 posed a significant impact on financial regulations. Certain provisions such as the permanent increase in deposit insurance coverage had an immediate effective date. Provisions regarding rules for interchanges fees on electronic debit transactions must be effective by July 21, 2011. Other provisions which, though intended to provide regulatory relief to community banks, may require time and further analysis to evaluate the actual consequences. Implementation of the Dodd-Frank Act provisions, which are conservatively estimated at more than 5,000 pages of new or expanded regulations for banks, will result in new rulemaking by the federal regulatory agencies over the next several years. Fully implementing the new and expanded regulation will involve ensuring compliance with extensive new disclosure and reporting requirements. The Dodd-Frank Act created an independent regulatory body, the Bureau of Consumer Financial Protection (“Bureau”), with authority and responsibility to set rules and regulations for most consumer protection laws applicable to all banks — large and small — adds another regulator to scrutinize and police financial activities. Transfer to the Bureau of all consumer financial protection functions for designated laws by the other federal agencies must be completed no later than July 21, 2011. The Bureau has responsibility for mortgage reform and enforcement, as well as broad new powers over consumer financial activities which could impact what consumer financial services would be available and how they are provided. The following consumer protection laws are the designated laws that will fall under the Bureau’s rulemaking authority: the Alternative Mortgage Transactions Parity Act of 1928, the Consumer Leasing Act of 1976, the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act, the Fair Credit Reporting Act subject to certain exclusions, the Fair Debt Collection Practices Act, the Home Owners Protection Act, certain privacy provisions of the Gramm-Leach-Bliley Act, the Home Mortgage Disclosure Act (HMDA), the Home Ownership and Equity Protection Act of 1994, the Real Estate Settlement Procedures Act (RESPA), the S.A.F.E. Mortgage Licensing Act of 2008 (SAFE Act), and the Truth in Lending Act. Review and revision of current financial regulations in conjunction with added new financial service regulations will heighten the regulatory compliance burden and increase litigation risk for the banking industry.

Also, in response to recent unprecedented financial market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted in 2008. EESA authorized the U.S. Treasury Department to provide up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (“TARP”). Of this amount, Treasury allocated $250 billion to the TARP Capital Purchase Program. On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury. The Secretary’s authority under TARP expired on December 31, 2009. The Company previously determined to not participate in the TARP Capital Purchase Program.

In addition to the Dodd-Frank Act and EESA, there is significant potential for new federal regulations relating to lending, funding practices, and liquidity and capital standards, and the bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. These increased governmental actions may increase our costs and limit our ability to pursue certain business opportunities.

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

Item 1A Risk Factors

Not applicable to Smaller Reporting Companies.

Item 1B Unresolved Staff Comments

None

Item 2 Description of Property

Properties

The Company and the Bank’s executive offices are located at 165 North Main Street, Killbuck, Ohio. The Company pays no rent or other form of consideration for the use of this facility. All office properties are owned by the Bank except the German Village Branch, which is leased. The Bank has seven offices located in Holmes County (1), two in Knox County (2), and one in Tuscarawas County (3). The Bank’s total investment in office property and equipment was $11.3 million with a net book value $5.8 million at December 31, 2010. The offices are at the following locations.

Main Office: (1)	Mt. Hope Branch (1)	Millersburg Loan Annex (1)
165 North Main Street	8115 State Rt. 241	164 N. Clay Street
Killbuck, Ohio 44637	Mt. Hope, Ohio 44660	Millersburg, Ohio 44654

Millersburg North Branch (1)	Millersburg South Branch (1)	Apple Valley Branch (2)
181 N. Washington Street	1642 S. Washington Street	21841 Plank Road
Millersburg, Ohio 44654	Millersburg, Ohio 44654	Howard, Ohio 43028

German Village Branch (1)	Sugarcreek Branch (3)
4900 Oak Street	1035 W. Main Street
Berlin, Ohio 44610	Sugarcreek, Ohio 44681

Danville Branch (2)	Berlin Branch (1) (4)
701 S. Market Street	4790 Township Road 366
Danville, Ohio 43014	Millersburg, Ohio 44654

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

Item 4 Removed and Reserved

PART II

Item 5 Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities

The Company’s common shares are currently quoted by a number of quotation services, including the Over the Counter Bulletin Board (the “OTCBB”) and the Pink Sheets Electronic Quotation Service (the “Pink Sheets”), as well as by Community Banc Investments (“CBI”), each of which handles a limited amount of the Corporation’s stock transactions. The OTCBB and the Pink Sheets are both quotation services for “over-the-counter securities,” which are generally considered to be any equity securities not otherwise listed on a national exchange, such as NASDAQ, NYSE or Amex. CBI is a licensed intrastate securities dealer that specializes in marketing the stock of independent banks in Ohio. The Company’s common shares are quoted on the OTCBB and the Pink Sheets under the trading symbol “KLIB.” At December 31, 2010, there were 615,945 of the Company’s shares issued and outstanding, held by 1,001 shareholders of record and in street name.

The common stock of the Company trades infrequently. Parties interested in buying or selling the Company’s stock are generally referred to Community Banc Investments (“CBI”). The quarterly high and low price information in the table below was obtained from CBI and the OTCBB.

Quarter Ended		High	Low	Cash Dividends Paid

2010	March 31	$106.39	$104.74	N/A
	June 30	107.59	106.72	$1.50
	September 30	108.83	107.45	N/A
	December 31	109.52	107.71	$1.55

2009	March 31	$116.36	$104.35	N/A
	June 30	105.12	103.90	$1.45
	September 30	105.92	104.18	N/A
	December 31	106.40	104.67	$1.55

Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for the Company’s stock, these prices may not reflect the actual prices at which the stock would trade in a more active market.

Cash dividends are paid on a semi-annual basis. The Company has paid regular semi-annual cash dividends for the last nineteen years, and assuming the ability to do so, it is management’s intent that the Company will continue to declare regular semi-annual cash dividends.

For information on dividends per share, earnings per share and ratio of dividends to earnings per share, see the Selected Financial Data of the 2010 Annual Report to Shareholders of Killbuck Bancshares, Inc, included in this Report as Exhibit 13 and incorporated herein by reference.

The ability of the Company to pay dividends will depend on the earnings of the Bank and its financial condition, as well as other factors such as market conditions, interest rates and regulatory requirements. Therefore, no assurances may be given as to the continuation of the Company’s ability to pay dividends or maintain its present level of earnings. For a discussion on Bank dividends see the Notes to the Consolidated Financial Statements of the 2010 Annual Report to Shareholders of Killbuck Bancshares, Inc. included in this Report as Exhibit 13 and incorporated herein by reference.

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

Unregistered Sales of Equity Securities and Use of Proceeds

None

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2010	N/A	N/A	N/A	N/A
November 1 – 30, 2010	N/A	N/A	N/A	N/A
December 1 – 31, 2010	761	$107.71	N/A	N/A
Total (2)	761	$107.71	N/A	N/A

(1)	The Company does not have any publicly announced share repurchase plans as of December 31, 2010.
(2)	761 shares of common stock were purchased by Killbuck Bancshares in open-market transactions.

Item 6 Selected Consolidated Financial Data

Selected Consolidated Financial Data of the 2010 Annual Report to Shareholders of Killbuck Bancshares, Inc. is included in this Report as part of Exhibit 13, and is incorporated herein by reference.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2010 Annual Report to Shareholders of Killbuck Bancshares, Inc. and filed with this Report as Exhibit 13, and incorporated herein by reference.

Investment Portfolio

Book Value of Investments

Carrying values of investment securities at December 31 are as follows (in thousands):

	2010	2009	2008	2007	2006

Securities available for sale:
Obligations of U.S. Government Agencies and Corporations	$75,486	$64,841	$50,939	$53,116	$34,753

Mutual funds	559	494	611	1,000	—

Total securities available for sale	76,045	65,335	51,550	54,116	34,753

Securities held to maturity:
Obligations of state and political subdivisions	39,332	35,087	32,168	29,552	29,993

Total securities held to maturity	39,332	35,087	32,168	29,552	29,993

Total	$115,377	$100,422	$83,718	$83,668	$64,746

MATURITY SCHEDULE OF INVESTMENTS

The following table presents the investment portfolio, the weighted average yield and maturities at December 31, 2010 (dollars in thousands):

	Within three months		After three months but Within one year		After one year but Within five years		After five but Within ten years		After 10 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale (1)
Mortgage backed securities	$2	4.17%	$21	4.47%	$1,574	3.26%	$210	4.03%	$3,983	0.65%	$5,790

Obligations of U.S. Government sponsored enterprises	$1,920	2.51%	$—	0.00%	$36,670	2.33%	$31,106	2.31%	$—	0.00%	$69,696
Mutual funds	$—	0.00%	$559	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$559

Total	$1,922	2.51%	$580	0.16%	$38,244	2.37%	$31,316	2.32%	$3,983	0.65%	$76,045

Held to Maturity
Obligations of state and political subdivisions (2)	$122	4.95%	$3,603	3.90%	$14,013	3.84%	$20,551	3.56%	$1,043	3.71%	$39,332

Total	$122	4.95%	$3,603	3.90%	$14,013	3.84%	$20,551	3.56%	$1,043	3.71%	$39,332

(1)	The weighted average yield has been computed using the historical amortized cost for available for sale securities.
(2)	Weighted average yields on nontaxable obligations have been computed based on actual yield stated on the security.

Excluding holdings of U.S. Treasuries and Government sponsored enterprises, there were no investments in securities of any one issuer that exceeded 10% of the Company’s shareholders equity at December 31, 2010.

TYPES OF LOANS

The following table presents the composition of the loan portfolio (before consideration of loan origination fees and the allowance for loan losses), as well as the percentage of loans by type (dollars in thousands):

	December 31,
	2010		2009		2008		2007		2006
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Real estate-residential	$87,506	42.1%	$81,505	38.8%	$72,663	35.8%	$72,858	36.6%	$77,025	39.6%
Real estate-farm	9,925	4.8	9,729	4.6	8,843	4.4	9,967	5.0	13,368	6.9
Real estate-commercial	51,311	24.7	57,924	27.6	59,505	29.3	59,817	30.0	50,147	25.8
Real estate-construction	10,406	5.0	11,873	5.6	12,077	5.9	7,778	3.9	10,917	5.6
Commercial and other	41,931	20.2	43,068	20.5	43,239	21.3	41,678	20.9	36,225	18.6
Consumer and credit card	6,866	3.2	6,140	2.9	6,901	3.3	7,201	3.6	6,941	3.5

	$207,945	100.0%	$210,239	100.0%	$203,228	100.0%	$199,299	100.0%	$194,623	100.0%

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

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATE

The following table presents maturity distribution and interest rate sensitivity of real estate – commercial, real estate—construction and commercial and other loans at December 31, 2010 (dollars in thousands):

	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total

Real estate – commercial	$33,833	$14,344	$3,134	$51,311
Real estate – construction	7,964	2,099	343	10,406
Commercial and other	32,036	8,983	912	41,931

	$73,833	$25,426	$4,389	$103,648

Fixed interest rates	$3,073	$13,527	$2,716	$19,316
Variable interest rates	70,760	11,899	1,673	84,332

	$73,833	$25,426	$4,389	$103,648

RISK ELEMENTS

Loans are subject to ongoing periodic monitoring by management and the Board of Directors. The Company ceases accruing interest on residential mortgages secured by real estate and consumer loans when principal or interest payments are delinquent 90 days or more. Commercial loans that are 90 days or more past due are reviewed by the Executive Vice President and the loan officer to determine whether they will be classified as nonperforming. These officers review various factors which include, but are not limited to, the timing of the maturity of the loan in relation to the ability to collect, whether the loan is deemed to be well secured, whether the loan is in the process of collection, and the favorable results of the analysis of customer financial data. A nonperforming loan will only be reclassified as a performing loan when stringent criteria have been met. At the time the accrual of interest is discontinued, future income is recognized only when cash is received or the loan has been returned to performing loan status. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower. At December 31, 2010, the Company had nonperforming loans of $392,000. The following table presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, renegotiated loans, other real estate and repossessed assets at December 31, (dollars in thousands).

	At December 31,
	2010	2009	2008	2007	2006

Loans on nonaccrual basis	$107	$—	$73	$839	$471
Loans past due 90 days or more	2	—	—	—	—
Renegotiated loans	283	—	—	—	—

Total nonperforming loans	392	—	73	839	471

Other real estate	—	23	—	—	80
Repossessed assets	—	—	—	—	—

Total nonperforming assets	$392	$23	$73	$839	$551

Nonperforming loans as a percent of total loans	.19%	.00%	.04%	.42%	.24%

Nonperforming loans as a percent of total assets	.10%	.00%	.02%	.25%	.15%

Nonperforming assets as a percent of total assets	.10%	.01%	.02%	.25%	.18%

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was less than $5,000 for the year ended December 31, 2010.

There are not any loans as of December 31, 2010, other than those discussed above, where known information about the borrower caused management to have serious doubts about the borrower’s ability to comply with their contractual repayment obligations. There are no concentrations of loans to borrowers engaged in similar activities which exceed 10% of total loans of which management is aware. Based upon the ongoing quarterly review and assessment of credit quality, management is not aware of any trends or uncertainties related to any accounts which might have a material adverse effect on future earnings, liquidity or capital resources.

There are no other interest-bearing assets that would be subject to disclosure as either nonperforming or impaired other than those disclosed in the Notes to the Consolidated Financial Statements for December 31, 2010, attached hereto as Exhibit 13 to this Annual Report on Form 10K.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
Allowance for loan losses at beginning of year	$2,441	$2,525	$2,510	$2,394	$2,313
Provision charged to expense	215	2	61	127	215
Charge-offs:
Real estate-residential	50	21	19	6	212
Real estate-farm	—	—	—	—	—
Real estate-commercial	—	37	33	71	92
Real estate-construction	—	—	—	—	—
Commercial and other	—	59	37	16	181
Consumer and credit card	10	16	24	39	9

Total charge-offs	60	133	113	132	494

Recoveries:
Real estate-residential	1	—	—	57	32
Real estate-farm	—	—	—	—	—
Real estate-commercial	44	12	42	27	308
Real estate-construction	—	—	—	—	—
Commercial and other	19	19	14	16	—
Consumer and credit card	6	16	11	21	20

Total recoveries	70	47	67	121	360

Net charge-offs	(10)	86	46	11	134

Allowance for loan losses at end of period	$2,666	$2,441	$2,525	$2,510	$2,394

Total loans outstanding	$207,945	$210,239	$203,228	$199,299	$194,623

Average loans outstanding	$210,091	$207,846	$201,179	$202,692	$202,525

Allowance for loan losses as a percent of total loans	1.28%	1.16%	1.24%	1.26%	1.23%

Net charge-offs as a percent of average loans	.00%	.04%	.02%	.01%	.07%

The Bank reviews the adequacy of its allowance for loan losses on a quarterly basis. In determining the adequacy of its allowance account the Bank makes allocations based upon loan categories, nonaccrual, past due and classified loans. The Bank has determined that the allowance is adequate as of December 31, 2010, based upon its analysis and experience. However, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses.

The following table presents management’s estimate of the allocation of the allowance for loan losses among the loan categories, although the entire allowance balance is available to absorb any actual charge-offs that may occur, along with the percentage of loans in each category to total loans for the years ended December 31 (dollars in thousands):

	2010		2009		2008		2007		2006
	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans

Real estate – residential	$603	42.1%	$850	38.8%	$524	35.8%	$621	36.6%	$540	39.6%
Real estate – farm	69	4.8	55	4.6	212	4.4	21	5.0	60	6.9
Real estate – commercial	887	24.7	580	27.6	990	29.3	566	30.0	451	25.8
Real estate – construction	98	5.0	67	5.6	—	5.9	—	3.9	—	5.6
Commercial and other loans	955	20.2	793	20.5	544	21.3	1,191	20.9	1,181	18.6
Consumer and credit loans	54	3.2	96	2.9	255	3.3	111	3.6	162	3.5

	$2,666	100.0%	$2,441	100.0%	$2,525	100.0%	$2,510	100.0%	$2,394	100.0%

CONTRACTUAL OBLIGATIONS

The following table presents, as of December 31, 2010, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced Note to the Consolidated Financial Statements for December 31, 2010, attached hereto as Exhibit 13 to this Annual Report on Form 10K.

(In thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total

Borrowed funds	8,9	$3,827	$258	$126	$18	$4,229

Certificates of deposit	7	89,084	51,326	28,851	7	169,268

Operating leases	12	20	41	7	—	68

Deposits without a stated maturity	N/A	186,921	—	—	—	186,921

Total		$279,852	$51,625	$28,984	$25	$360,486

COMMITMENTS

The following table details the amounts and expected maturities of significant commitments as of December 31, 2010. Further discussion of these commitments is included in Notes to the Consolidated Financial Statements, attached hereto as Exhibit 13 to this Annual Report on Form 10K.

(In thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total

Commitments to extend credit

Commercial	$20,095	$1,215	$9	$—	$21,319
Residential real estate	2,949	4	—	—	2,953
Revolving home equity	—	—	—	14,451	14,451
Credit card lines	4,110	—	—	—	4,110
Standby letters of credit	1,185	—	—	—	1,185

Item 7A Quantitative and Qualitative Disclosures About Market Risk

See the section Quantitative and Qualitative Disclosures About Market Risk contained in the Company’s Management Discussion and Analysis attached hereto as Exhibit 13 and incorporated herein by reference.

Item 8 Financial Statements and Supplementary Data

The report of the Independent Registered Public Accountants and the Consolidated Financial Statements included in the 2010 Annual Report to Shareholders of Killbuck Bancshares, Inc. and filed with this Report as Exhibit 13 are incorporated herein by reference.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s calendar quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management is required to evaluate, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s internal control over financial reporting as of the end of each year and did so most recently for its financial reporting as of December 31, 2010. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2010. This Annual Report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission which permits the Company to provide only management’s report in this Annual Report.

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

Item 9B. Other Information

None

PART III

Item 10 Directors, Executive Officers and Corporate Governance

The following table lists the Executive Officers of the Company and its subsidiary, The Killbuck Savings Bank Company, and certain other information with respect to each individual as of December 31, 2010. The information required by this item with respect to Directors and other executive officers of the Company and its subsidiary, The Killbuck Savings Bank Company, is incorporated herein by reference to the information under the heading “Election of Directors and Information with Respect to Directors and Officers” in the Proxy Statement of the Company. The information required regarding disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the information under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement of the Company.

Name	Age	All Positions with Company and Bank

Luther E. Proper	61	President and CEO of the Company since 1991. CEO of the Bank since 1991. Mr. Proper retired from these positions effective March 21, 2011. Vice-chairman of the Board of Directors of both the Company and the Bank since 2001.

Craig A. Lawhead	53	President and CEO of the Company and CEO of the Bank effective March 21, 2011. Vice president and treasurer of Company since 1992; President of the Bank since May 2010: Executive vice president of the Bank from 1991 to May 2010. Director of both the Company and the Bank since December 2010.

Victor H. Weaver	49	Executive vice president of the Bank since December 2010; Vice president of the Bank from 2002 to December 2010.

Lawrence M. Cardinal	59	Vice president and secretary of the Company since June 2010; Senior vice president and Chief Financial Officer of Bank since June 2010.

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

Item 13 Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the information under the heading “Director Independence and Related Party Transactions” in the Proxy Statement of the Company and in the Notes to Consolidated Financial Statements included in the 2010 Annual Report to Shareholders filed with this Report as Exhibit 13.

Item 14 Principal Accounting Fees and Services

Information required by this item is incorporated herein by reference to the information under the heading “Audit Committee Report” in the Proxy Statement of the Company.

PART IV

Item 15 Exhibits and Financial Statement Schedules

Financial Statements and Schedules

The following Consolidated Financial Statements of Killbuck Bancshares, Inc. included in the Annual Report to Shareholders covering the Years Ended December 31, 2010, 2009, and 2008 are incorporated by reference in item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet at December 31, 2010 and 2009

Consolidated Statement of Income for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statement of Changes in Shareholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statement of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

Schedules are omitted because they are inapplicable, not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

Exhibits

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit Number	Description

3(i)	Certificate and Articles of Incorporation of Killbuck Bancshares, Inc.*

3(ii)	Code of Regulations of Killbuck Bancshares, Inc.*

10.1	Employment Agreement dated April 23, 2007 between Killbuck Savings Bank Company and Luther E. Proper. **

10.2	Employment Agreement dated April 23, 2007 between Killbuck Savings Bank Company and Craig A. Lawhead. **

12	Statement regarding computation of ratios.

13	Portions of the 2010 Annual Report to Shareholders

21	Subsidiary of the Holding Company.*

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

*	Incorporated by reference to an identically numbered exhibit to the Form 10 (File No. 000-24147) filed with the SEC on April 30, 1998 and subsequently amended on July 8, 1998 and July 31, 1998.
**	Incorporated by reference to an identically numbered exhibit to the Form 8-K filed with the SEC on April 23, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Killbuck Bancshares, Inc.
(Registrant)

By: /s/ Craig A. Lawhead
Craig A. Lawhead
President and Chief Executive Officer/Director
(Duly authorized representative)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Description	Date

/s/ Luther E. Proper	President, Chief Executive Officer (Retired effective March 21, 2011) and Director	March 28, 2011
Luther E. Proper

/s/ Craig A. Lawhead	President, Chief Executive Officer (Effective March 21, 2011) and Director	March 28, 2011
Craig A. Lawhead

/s/ John W. Baker	Director	March 28, 2011
John W. Baker

/s/ Ted Bratton	Director	March 28, 2011
Ted Bratton

/s/ Gail E. Patterson	Director	March 28, 2011
Gail E. Patterson

/s/ Allan R. Mast	Director	March 28, 2011
Allan R. Mast

/s/ Max A. Miller	Director	March 28, 2011
Max A. Miller

/s/ Dean J. Mullet	Director	March 28, 2011
Dean J. Mullet

/s/ Kenneth E. Taylor	Director	March 28, 2011
Kenneth E. Taylor

/s/ Michael S. Yoder	Director	March 28, 2011
Michael S. Yoder

/s/ Lawrence M. Cardinal	Chief Financial and Chief Accounting Officer	March 28, 2011
Lawrence M. Cardinal