Form 10-Q
period 2011-03-31
KILLBUCK BANCSHARES INC
filed 2011-05-12
CIK 1060455

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2011

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

Class: Common Stock, no par value

Outstanding at May 9, 2011: 615,782

KILLBUCK BANCSHARES, INC.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEET

	March 31, 2011 (unaudited)	December 31, 2010
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$59,558,597	$61,711,145
Federal funds sold	6,240,000	4,713,000

Total cash and cash equivalents	65,798,597	66,424,145

Investment securities:
Securities available for sale	77,176,208	76,044,672
Securities held to maturity (fair value of $43,340,712 and $40,482,091)	42,078,487	39,332,164

Total investment securities	119,254,695	115,376,836

Loans (net of allowance for loan losses of $2,668,580 and $2,665,607)	209,534,275	205,074,687

Loans held for sale, at lower of cost or market	—	320,000
Premises and equipment, net	5,683,205	5,751,540
Accrued interest receivable	1,554,589	1,165,298
Goodwill, net	1,329,249	1,329,249
Other assets	9,597,302	9,628,598

Total assets	$412,751,912	$405,070,353

LIABILITIES
Deposits:
Noninterest bearing demand	$57,722,606	$63,108,035
Interest bearing demand	29,127,529	28,812,536
Money market	52,761,040	43,906,637
Savings	53,488,132	51,094,094
Time	170,554,223	169,267,955

Total deposits	363,653,530	356,189,257
Short-term borrowings	3,310,000	3,585,000
Federal Home Loan Bank advances	579,293	643,735
Accrued interest and other liabilities	866,733	972,671

Total liabilities	368,409,556	361,390,663

SHAREHOLDERS’ EQUITY

Common stock – No par value: 1,000,000 shares authorized, 718,431 issued	8,846,670	8,846,670
Retained earnings	45,409,107	44,841,370
Accumulated other comprehensive income	(271,303)	(383,669)
Treasury shares, at cost (102,649 and 102,486 shares at March 31, 2011 and December 31, 2010, respectively)	(9,642,118)	(9,624,681)

Total shareholders’ equity	44,342,356	43,679,690

Total liabilities and shareholders’ equity	$412,751,912	$405,070,353

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2011	2010

INTEREST INCOME
Interest and fees on loans	$2,700,449	$2,906,917
Federal funds sold and other	31,939	19,856
Investment securities:
Taxable	444,666	439,593
Exempt from federal income tax	372,649	355,013

Total interest income	3,549,703	3,721,379

INTEREST EXPENSE
Deposits	972,964	974,182
Federal Home Loan Bank advances	9,926	17,108
Short-term borrowings	1,803	2,623

Total interest expense	984,693	993,913

NET INTEREST INCOME	2,565,010	2,727,466

Provision for loan losses	—	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,565,010	2,727,466

NONINTEREST INCOME
Service charges on deposit accounts	30,687	33,163
ATM and interchange fees	74,460	65,960
Fees on deposit accounts	136,129	175,664
Gain on sale of loans, net	12,934	16,048
Bank-owned life insurance	56,988	58,970
Recovery on bank-owned life insurance	—	244,000
Other income	42,048	34,642

Total noninterest income	353,246	628,447

NONINTEREST EXPENSE
Salaries and employee benefits	1,309,534	1,253,184
Occupancy and equipment expense	251,329	251,581
Professional fees	59,636	104,869
Franchise tax	135,050	135,050
Insurance and bond expense	122,692	113,739
Stationery, supplies and printing	33,527	42,814
Postage, express and freight	61,955	59,530
Data processing	69,633	51,472
Advertising expense	40,910	40,086
Other expenses	216,991	196,537

Total noninterest expense	2,301,257	2,248,862

INCOME BEFORE INCOME TAXES	616,999	1,107,051
Income taxes	49,262	165,034

NET INCOME	$567,737	$942,017

Earnings per common share	$0.92	$1.53

Weighted average shares outstanding	615,897	616,706

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2011

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income

Balance, December 31, 2010	$8,846,670	$44,841,370	$(383,669)	$(9,624,681)	$43,679,690

Net income		567,737			567,737	$567,737
Other comprehensive income:
Net unrealized gain on securities, net of tax $57,886			112,366		112,366	112,366

Comprehensive income						$680,103

Purchase of treasury shares, at cost (163 shares)				(17,437)	(17,437)

Balance, March 31, 2011 (Unaudited)	$8,846,670	$45,409,107	$(271,303)	$(9,642,118)	$44,342,356

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$567,737	$942,017
Adjustments to reconcile net income to net cash provided by Operating activities:
Gain on sale of loans	(12,934)	(16,048)
Provision for depreciation and amortization	119,632	209,157
Origination of loans held for sale	(1,151,100)	(1,146,295)
Proceeds from the sale of loans	1,484,034	1,053,743
Bank-owned life insurance income	(52,038)	(244,662)
Net change in:
Accrued interest and other assets	(363,843)	(97,821)
Accrued expenses and other liabilities	(105,937)	(1,928)

Net cash provided by operating activities	485,551	698,163

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	15,298,166	27,902,877
Purchases	(16,259,451)	(22,023,742)
Investment securities held to maturity:
Proceeds from maturities and repayments	485,620	702,255
Purchases	(3,273,717)	(2,754,568)
Net increase in loans	(4,459,588)	(1,150,753)
Proceeds from sale of foreclosed assets	—	22,500
Purchase of premises and equipment	(9,524)	(44,487)
Proceeds from bank-owned life insurance	—	390,111

Net cash provided by (used in) investing activities	(8,218,494)	3,044,193

FINANCING ACTIVITIES
Net increase in demand, money market and savings deposits	6,178,005	15,245
Net increase in time deposits	1,286,269	4,272,834
Net decrease in short-term borrowings	(275,000)	(1,675,000)
Repayment of Federal Home Loan Bank advances	(64,442)	(164,657)
Purchase of treasury stock	(17,437)	—

Net cash provided by financing activities	7,107,395	2,448,422

Net increase (decrease) in cash and cash equivalents	(625,548)	6,190,778
Cash and cash equivalents at beginning of period	66,424,145	45,513,944

Cash and cash equivalents at end of period	$65,798,597	$51,704,722

Supplemental Disclosures of Cash Flows Information
Cash Paid During the Period For:
Interest on deposits and borrowings	$991,062	$994,885

Income taxes	$—	$—

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

These statements should be read in conjunction with the consolidated statements of and for the year ended December 31, 2010 and related notes which are included on the Form 10-K (file no. 000-24147)

NOTE 2 - EARNINGS PER SHARE

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

NOTE 3 - COMPREHENSIVE INCOME

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is comprised of the following:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Net income	$567,737	$942,017
Other comprehensive income:
Net unrealized gains (losses) on securities	170,252	(196,121)
Tax effect	(57,886)	66,681

Total comprehensive income	$680,103	$812,577

Killbuck Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 4 - FAIR VALUE MEASUREMENTS

The Company utilizes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined under the literature are as follows:

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

The following table presents the assets reported on the consolidated statements of financial condition at fair value as of March 31, 2011 and December 31, 2010 by level within the fair value hierarchy. As required by the authoritative accounting guidance, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2011
	Level I	Level II	Level III	Total
	(In thousands)

Assets measured on a recurring basis:
Securities available for sale:
U.S. Government and Agency Obligations	$—	$76,510	$—	$76,510
Mutual Funds	—	666	—	666

Assets measured on a nonrecurring basis:
Impaired loans	—	—	$1,199	$1,199

	December 31, 2010
	Level I	Level II	Level III	Total
	(In thousands)

Assets measured on a recurring basis:
Securities available for sale:
U.S. Government and Agency Obligations	$—	$75,486	$—	$75,486
Mutual Funds	—	559	—	559

Assets measured on a nonrecurring basis:
Impaired loans	—	—	$1,234	$1,234

Killbuck Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 5 - FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values at March 31, 2011 and December 31, 2010 are as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and due from depository institutions	$59,559	$59,559	$61,711	$61,711
Federal funds sold	6,240	6,240	4,713	4,713
Securities available for sale	77,176	77,176	76,045	76,045
Securities held to maturity	42,078	43,341	39,332	40,482
Loans	209,534	215,812	205,075	213,729
Loans held for sale	—	—	320	320
Accrued interest receivable	1,555	1,555	1,165	1,165
Regulatory stock	1,884	1,884	1,884	1,884
Bank-owned life insurance (“BOLI”)	5,779	5,779	5,727	5,727

Financial liabilities:
Deposits	$363,654	$366,489	$356,189	$359,687
Short term borrowings	3,310	3,310	3,585	3,585
Federal Home Loan Bank advances	579	671	644	755
Accrued interest payable	179	179	185	185

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

The Company employed simulation modeling in determining the estimated fair value of financial instruments for which quoted market prices were not available based upon the following assumptions:

Cash and Due from Depository Institutions, Federal Funds Sold, Accrued Interest Receivable, Regulatory Stock, BOLI, Short Term Borrowings, and Accrued Interest Payable

The fair value approximates the current carrying value.

Killbuck Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 5 - FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS - CONTINUED

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

Killbuck Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 6 - INVESTMENT SECURITIES

The amortized cost of securities and their estimated fair values are as follows:

Securities Available for Sale

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. Government Agencies and Corporations	$77,043,858	$342,884	$876,502	$76,510,240

Mutual funds	543,415	122,553	—	665,968

Total	$77,587,273	$465,437	$876,502	$77,176,208

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. Government Agencies and Corporations	$76,082,573	$414,509	$1,011,398	$75,485,684

Mutual funds	543,415	15,573	—	558,988

Total	$76,625,988	$430,082	$1,011,398	$76,044,672

Securities Held to Maturity

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of States and Political Subdivisions	$42,078,487	$1,413,207	$150,982	$43,340,712

Total	$42,078,487	$1,413,207	$150,982	$43,340,712

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of States and Political Subdivisions	$39,332,164	$1,368,278	$218,351	$40,482,091

Total	$39,332,164	$1,368,278	$218,351	$40,482,091

Killbuck Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 6 - INVESTMENT SECURITIES - CONTINUED

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010. As of March 31, 2011, there were a total of 40 securities in an unrealized loss position.

	March 31, 2011
	12 Months or Less			12 Months or Greater
	Fair Value	Gross Unrealized Loss	Number of Impaired Securities	Fair Value	Gross Unrealized Loss	Number of Impaired Securities	Fair Value	Gross Unrealized Loss

U. S. Government Agencies and Corporations	$36,063,397	$876,502	19	—	—	—	$36,063,397	$876,502

Obligations of States and Political Subdivisions	5,499,653	150,982	21	—	—	—	5,499,653	150,982

Total temporarily impaired debt securities	41,563,050	1,027,484	40	—	—	—	41,563,050	1,027,484

Total of all securities	$41,563,050	$1,027,484	40	—	—	—	$41,563,050	$1,027,484

	December 31, 2010
	12 Months or Less			12 Months or Greater
	Fair Value	Gross Unrealized Loss	Number of Impaired Securities	Fair Value	Gross Unrealized Loss	Number of Impaired Securities	Fair Value	Gross Unrealized Loss

U. S. Government Agencies and Corporations	$33,935,490	$1,011,398	18	—	—	—	$33,935,490	$1,011,398

Obligations of States and Political Subdivisions	6,388,398	218,351	26	—	—	—	6,388,398	218,351

Total temporarily impaired debt securities	40,323,888	1,229,749	44	—	—	—	40,323,888	1,229,749

Total of all securities	$40,323,888	$1,229,749	44	—	—	—	$40,323,888	$1,229,749

Killbuck Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 6 - INVESTMENT SECURITIES - CONTINUED

The amortized cost and fair values of debt securities at March 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$1,809,303	$1,933,666	$3,601,721	$3,644,779

Due after one year through five years	40,096,191	40,248,974	13,631,409	14,187,474

Due after five through ten years	31,983,694	31,261,266	23,540,479	24,154,478

Due after ten years	3,698,085	3,732,302	1,304,878	1,353,981

	$77,587,273	$77,176,208	$42,078,487	$43,340,712

At least quarterly the corporation conducts a comprehensive security level impairment assessment on all securities in an unrealized loss position to determine if other than temporary impairment (OTTI) exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Under the current OTTI accounting model for debt securities, an OTTI loss must be recognized for a debt security in an unrealized loss position if the Corporation intends to sell the security or it is more likely than not that the corporation will be required to sell the security before recovery of its amortized cost basis. In this situation, the amount of loss recognized in income is equal to the difference between fair value and the amortized cost basis of the security. Even if the Corporation does not expect to sell the security, the Corporation must evaluate the expected cash flows to be received to determine if a credit loss has occurred. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in income. The portion of the unrealized loss relating to other factors, such as liquidity conditions in the market or changes in the market interest rates, is recorded in other comprehensive income. Equity securities are also evaluated to determine whether the unrealized loss is expected to be recoverable based on whether evidence exists to support a realizable value equal to or greater than the amortized cost basis. If it is probable that the Corporation will not recover the amortized cost basis, taking into consideration the estimated recovery period and its ability to hold the equity security until recovery, OTTI is recognized. The security level assessment is performed on each security, regardless of the classification of the security as available for sale or held to maturity. The assessments are based on the nature of the securities, the financial condition of the issuer, the extent and duration of the securities, the extent and duration of the loss and whether Management intends to sell or it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis, which may be maturity. For those securities for which the assessment shows the Corporation will recover the entire cost basis, Management does not intend to sell these securities and it is more likely than not that the Corporation will not be required to sell them before the anticipated recovery of the amortized cost basis, the gross unrealized losses are recognized in other comprehensive income, net of tax.

Killbuck Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 7 - LOANS

Major classifications of loans are summarized as follows:

	March 31, 2011	December 31, 2010

Real estate – residential	$89,094,546	$87,505,717
Real estate – farm	9,551,865	9,925,340
Real estate – commercial	55,492,425	51,310,626
Real estate – construction	11,222,268	10,406,156
Commercial and other loans	40,536,565	41,931,142
Consumer and credit card loans	6,508,620	6,866,408

	212,406,289	207,945,389
Less allowance for loan losses	(2,668,580)	(2,665,607)
Less net deferred loan origination fees	(203,434)	(205,095)

Loans, net	$209,534,275	$205,074,687

	March 31, 2011
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total

Real estate - residential and farm	$—	$98,646,411	$98,646,411
Real estate - commercial and construction	953,179	65,761,514	66,714,693
Commercial and other loans	630,614	39,905,951	40,536,565
Consumer and credit card loans	—	6,508,620	6,508,620

Total	$1,583,793	$210,822,496	$212,406,289

	December 31, 2010
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total

Real estate - residential and farm	$—	$97,431,057	$97,431,057
Real estate - commercial and construction	957,590	60,759,192	61,716,782
Commercial and other loans	639,218	41,291,924	41,931,142
Consumer and credit card loans	—	6,866,408	6,866,408

Total	$1,596,808	$206,348,581	$207,945,389

Loans held for sale at March 31, 2011 and December 31, 2010 were $0 and $320,000, respectively and were carried at cost. Real estate loans serviced for the Federal Home Loan Mortgage Corporation (FHLMC), which are not included in the consolidated balance sheet, totaled $47.3 million and $47.8 million at March 31, 2011 and December 31, 2010, respectively. The Bank is currently collecting a fee of .25% for servicing these loans.

The Company’s primary business activity is with customers located within its local trade area. Residential, commercial, personal, and agricultural loans are granted. The Company also selectively funds loans originated outside of its trade area provided such loans meet its credit policy guidelines. Although the Company has a diversified loan portfolio at March 31, 2011 and December 31, 2010, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

Killbuck Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 7 - LOANS - CONTINUED

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The residential real estate loan segment is further disaggregated into two classes: amortizing term loans, which are primarily first liens, and home equity lines of credit, which are generally second liens. The commercial real estate (“CRE”) loan segment is further disaggregated into two classes. Non-owner occupied CRE loans, which include loans secured by non-owner occupied nonfarm nonresidential properties, generally have a greater risk profile than all other CRE loans, which include loans secured by multifamily structures and owner-occupied commercial structures. The commercial and other loans segment consists of loans made for the purpose of financing the activities of commercial customers. The consumer loan segment consists primarily of installment loans (direct and indirect) and credit card loans.

Management evaluates individual loans in all of the commercial segments for possible impairment if the loan is greater than $250,000 or is part of a relationship that is greater than $500,000, and if the loan either is in nonaccrual status, or is risk rated Substandard and is greater than 60 days past due. Loans are considered to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Corporation does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loans are part of larger relationship that is impaired, or are classified as a troubled debt restructuring agreement.

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan-by loan basis, with management primarily utilizing the fair value of collateral method. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis. The Corporation’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

Killbuck Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 7 - LOANS - CONTINUED

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2011 and December 31, 2010:

March 31, 2011	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance

Real estate - commercial and construction	$953,179	$127,354	—	$953,179	$953,179
Commercial and other loans	630,614	257,218	—	630,614	630,614

Total Impaired Loans	$1,583,793	$384,572	—	$1,583,793	$1,583,793

December 31, 2010	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance

Real estate - commercial and construction	$957,590	$131,765	—	$957,590	$957,590
Commercial and other loans	639,218	231,491	—	639,218	639,218

Total Impaired Loans	$1,596,808	$363,256	—	$1,596,808	$1,596,808

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three months ended March 31, 2011 and for the year 2010:

	March 31, 2011	December 31, 2010

Average Investment in impaired loans:
Real estate - commercial	$955,385	$969,209
Commercial loans	634,916	543,367
Interest income recognized on an accrual basis on impaired loans:
Real estate - commercial	$12,753	$71,163
Commercial loans	9,960	33,389
Interest income recognized on a cash basis on impaired loans	—	—

Killbuck Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 7 - LOANS - CONTINUED

Total nonaccrual loans and the related interest for the three months ended March 31, 2011 and for the year ended December 31, 2010 are as follows.

	2011	2010

Principal outstanding	$103,673	$107,402
Contractual interest due	$4,740	$3,524
Interest income recognized	$—	$—

The following table presents loans that are troubled debt restructurings as of March 31, 2011 and December 31, 2010:

	Troubled Debt Restructurings at Period End		New Troubled Debt Restructurings in YTD Period		Troubled Debt Restructurings that Subsequently Defaulted during Prior Twelve Months
March 31, 2011	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate - residential and farm	—	—	—	—	—	—
Real estate - commercial and construction	—	—	—	—	—	—
Commercial and other loans	3	$268,504	—	—	—	—
Consumer and credit card loans	1	2,107	1	$2,107	—	—

Total	4	$270,611	1	$2,107	—	—

	Troubled Debt Restructurings at Period End		New Troubled Debt Restructurings in YTD Period		Troubled Debt Restructurings that Subsequently Defaulted during Prior Twelve Months
December 31, 2010	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate - residential and farm	—	—	—	—	—	—
Real estate - commercial and construction	—	—	—	—	—	—
Commercial and other loans	3	$283,205	3	$292,482	—	—
Consumer and credit card loans	—	—	—	—	—	—

Total	3	$283,205	3	$292,482	—	—

Management uses an eight point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first four categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are considered Substandard. Any portion of a loan that has been charged off is placed in the Loss category.

Killbuck Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 7 - LOANS - CONTINUED

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, delinquency, repossession, or death occurs to raise awareness of a possible credit event. The Bank’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. The Credit Department performs an annual review of all commercial relationships $250,000 or greater. Confirmation of the appropriate risk grade is included in the review on an ongoing basis. The Bank has an experienced Loan Review Department that continually reviews and assesses loans within the portfolio. The Bank engages an external consultant to conduct loan reviews on at least an annual basis. Generally, the external consultant reviews commercial relationships greater than $250,000 and all criticized relationships. Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a quarterly basis. Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2011 and December 31, 2010:

March 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total

Real estate - residential and farm	$95,493,652	$1,590,140	$1,562,619	—	$98,646,411
Real estate - commercial and construction	55,654,333	6,670,403	4,389,957	—	66,714,693
Commercial and other loans	38,069,168	864,942	1,469,898	$132,557	40,536,565
Consumer and credit card loans	6,442,579	45,688	20,353	—	6,508,620

Total	$195,659,732	$9,171,173	$7,442,827	$132,557	$212,406,289

December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total

Real estate - residential and farm	$94,542,356	$1,392,351	$1,496,350	—	$97,431,057
Real estate - commercial and construction	50,610,705	6,559,073	4,547,004	—	61,716,782
Commercial and other loans	39,304,012	688,352	1,803,409	$135,369	41,931,142
Consumer and credit card loans	6,808,388	42,215	15,805	—	6,866,408

Total	$191,265,461	$8,681,991	$7,862,568	$135,369	$207,945,389

Killbuck Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 7 - LOANS - CONTINUED

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2011 and December 31, 2010:

March 31, 2011	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Non- Accrual	Total Loans

Real estate – residential and farm	$97,693,245	$667,099	$36,254	$146,140	$849,493	$103,673	$98,646,411
Real estate – commercial and construction	65,687,390	74,124	953,179	—	1,027,303	—	66,714,693
Commercial and other loans	40,323,957	153,301	59,307	—	212,608	—	40,536,565
Consumer and credit card loans	6,496,720	8,393	751	2,756	11,900	—	6,508,620

Total	$210,201,312	$902,917	$1,049,491	$148,896	$2,101,304	$103,673	$212,406,289

December 31, 2010	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Non- Accrual	Total Loans

Real estate – residential and farm	$97,253,887	$53,829	$15,939	—	$69,768	$107,402	$97,431,057
Real estate – commercial and construction	60,618,420	1,098,362	—	—	1,098,362	—	61,716,782
Commercial and other loans	41,734,675	178,788	17,679	—	196,467	—	41,931,142
Consumer and credit card loans	6,858,090	5,585	1,055	$1,678	8,318	—	6,866,408

Total	$206,465,072	$1,336,564	$34,673	$1,678	$1,372,915	$107,402	$207,945,389

NOTE 8 - ALLOWANCE FOR LOAN LOSSES

An allowance for loan losses (“ALL”) is maintained to absorb losses from the loan portfolio. The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.

The Bank’s methodology for determining the ALL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment (discussed above) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Bank’s ALL.

Loans that are collectively evaluated for impairment are analyzed with general allowances being made as appropriate. For general allowances, historical loss trends are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by other qualitative factors.

The classes described above provide the starting point for the ALL analysis. Management tracks the historical net charge-off activity for each class. A historical charge-off factor is calculated for each class utilizing a rolling 12 quarters.

Killbuck Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 8 - ALLOWANCE FOR LOAN LOSSES - CONTINUED

“Pass” rated credits are segregated from “Criticized” credits for the application of qualitative factors. Management has identified a number of qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience. The factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: national and local economic trends and conditions; levels of and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; value of underlying collateral; and concentrations of credit from a loan type, industry and/or geographic standpoint.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

An analysis of the change in the allowance for loan losses for the three months ended March 31, 2011 and the year ended December 31, 2010 follows:

	2011	2010
Balance, Beginning of the period	$2,665,607	$2,441,169
Add:
Provision charged to operations	—	215,182
Loan recoveries	5,933	69,651
Less: Loans charged off	(2,960)	(60,395)

Balance, End of the period	$2,668,580	$2,665,607

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2011. Activity in the allowance is presented for the three months ended March 31, 2011:

March 31, 2011	Real Estate Residential and Farm	Real Estate Commercial and Construction	Commercial and Other Loans	Consumer and Credit Cards	Total

Allowance for Loan Losses:
Beginning Balance	$671,646	$985,042	$954,526	$54,393	$2,665,607
Charge-offs	—	—	—	(2,960)	(2,960)
Recoveries	—	900	4,200	833	5,933
Provision	15,017	(930)	(13,846)	(241)	—

Ending Balance	$686,663	$985,012	$944,880	$52,025	$2,668,580

Ending Balance: individually evaluated for impairment	$0	$127,354	$257,218	$0	$384,572

Ending Balance: collectively evaluated for impairment	$686,663	$857,658	$687,662	$52,025	$2,284,008

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the breakdown of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

Killbuck Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The adoption of this guidance is not expected to have a significant impact on the Company’s financial position or results of operations. The Company has included the required disclosures in footnote 7 and 8.

In October, 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This ASU addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral, The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011 and are not expected to have a significant impact on the Company’s financial statements.

In December, 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities may early adopt the amendments using the effective date for public entities. This ASU is not expected to have a significant impact on the Company’s financial statements.

Killbuck Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20, enabling public-entity creditors to provide those disclosures after the FASB clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the FASB proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. The adoption of this guidance in not expected to have a significant impact on the Company’s financial statements.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

Critical Accounting Policies

The Company’s accounting policies are integral to understanding the results reported. The accounting policies are described in detail in Note 1 of the Consolidated Financial Statements filed with the Commission as part of the Company’s Annual Report on Form 10-K for its calendar year ended December 31, 2010. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses - Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio.

Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, refer to Note 1 of the Consolidated Financial Statements filed with the Commission as part of the Company’s Annual Report on Form 10-K for its calendar year ended December 31, 2010.

Goodwill and Other Intangible Assets - As discussed in Note 6 of the Consolidated Financial Statements, filed with the Commission as part of the Company’s Annual Report on Form 10-K for its calendar year ended December 31, 2010; the Company must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

Deferred Tax Assets - We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. Our deferred tax assets are described further in Note 13 of the consolidated financial statements filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2010.

Financial Condition

The Company’s assets at March 31, 2011 totaled $412.8 million, an increase of $7.7 million, or 1.9% over 2010 totals.

The asset growth during the first quarter of 2011 generally reflects a $7.5 million, or 2.1% increase in total deposits. The deposit growth is generally reflective of the Company’s continuing marketing efforts directed at profitable organic growth.

Cash and cash equivalents decreased by $0.6 million, or 0.9% to $65.8 million at March 31, 2011. The Company has maintained above normal levels of cash and cash equivalents due to the economic uncertainty in the environment.

Investment securities available for sale increased by $1.1 million or 1.5% from December 31, 2010, to March 31, 2011 due to an increase in suitable securities available to purchase for the portfolio. Investments held to maturity increased $2.7 million or 7.0% due to some attractive municipal securities available for the portfolio.

Net loans increased during the first quarter of 2011 by $4.5 million, or 2.2%, totaling $209.5 million at quarter end. An increase of $6.2 million occurred in the real estate loan category, which is attributable primarily to increases in residential real estate lending, commercial real estate lending and construction lending of $1.6 million, $4.2 million and $0.8 million, respectively. The Company experienced modest declines in farm lending, commercial lending and consumer lending of $0.4 million, $1.4 million and $0.4 million, respectively, due to lower demand in those sectors.

The Company’s allowance for loan losses at March 31, 2011 totaled $2.7 million, or 1.26% of total loans, as compared to $2.7 million, or 1.28% of total loans at December 31, 2010.

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

Total deposits at March 31, 2011 were $363.7 million compared to $356.2 million at December 31, 2010. Demand accounts decreased $5.1 million, while money market accounts, savings accounts and time deposits accounts increased $8.9 million, $2.4 million and $1.3 million respectively. Management attributes these changes to the changes in interest rates. A Money Market account is a short term investment that customers use while waiting until the interest rates meet their expectations for longer term time deposits. Management believes the demand account decreases are attributable to normal fluctuations due to customer usage.

Federal Home Loan Bank advances decreased $64,000 due to maturities and scheduled repayments, and short-term borrowings decreased $275,000 at March 31, 2011 from December 31, 2010.

Shareholders’ equity increased by approximately $663,000 during the quarter ended March 31, 2011, totaling $44.3 million at quarter-end, as compared to $43.7 million at December 31, 2010. The growth in shareholders’ equity during the first quarter of 2011 was comprised of period earnings of $568,000 and an increase of $112,000 in accumulated other comprehensive income, which were offset by $17,000 in treasury share purchases. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At March 31, 2011, the total capital ratio was 19.46%; the Tier I capital ratio was 18.33%, and the leverage ratio was 10.67%, compared to regulatory capital requirements of 8.00%, 4.00% and 4.00% respectively. These ratios are well in excess of regulatory capital requirements.

RESULTS OF OPERATIONS

Comparison of the Quarters Ended March 31, 2011 and 2010

Net income for the three-month period ended March 31, 2011, was $568,000, a decrease of $374,000 or 39.7% from the $942,000 reported at March 31, 2010.

Total interest income of approximately $3,550,000 for the three-month period ended March 31, 2011, compares to $3,721,000 for the same period in 2010, a decrease of $171,000 or 4.6%. The decrease in total interest income is primarily attributable to a decrease in interest and fees on loans due primarily to a decrease in the average yield on the underlying balances. See “Average Balance Sheet” for the three-month periods ended March 31, 2011 and 2010. The yield on loans decreased to 5.16% for the first three months of 2011 compared to 5.53% for the first three months of 2010. Average loan balances were $209,486,000 for the first three months of 2011 compared to $210,435,000 for the first three months of 2010. The interest on tax exempt investment securities of $373,000 for 2011 compares to $355,000 for 2010. The decrease in tax exempt investment income is primarily attributable to a decrease in yield. Average nontaxable investment balances were $40,423,000 compared to $36,190,000 and the yields were 3.69% compared to 3.92% for the first three months of 2011 and 2010 respectively. The interest on Federal Funds Sold and other increased $12,000 due to an increase in balances Due from Federal Reserve Bank. The average balance outstanding in Due from Federal Reserve Bank was $52,059,000 compared to $31,959,000 for the first three months of 2011 and 2010, respectively. The yield on the balances in Due from Federal Reserve Bank remained the same for both periods at 0.23%.

Total interest expense of $985,000 for the three-month period ending March 31, 2011 represents a decrease of $9,000 from the $994,000 reported for the same three-month period in 2010. The decrease in interest expense on deposits of $1,000 is due mainly to a decrease in interest rates. The decrease in interest expense on Federal Home Loan Bank advances of $7,000 is due to maturities and principal payments on the advances. The cost on interest bearing liabilities was 1.30%, compared to 1.49% for the three-month periods of 2011 and 2010, respectively. Average interest-bearing liabilities were $302,472,000 for the first three months of 2011 compared to $265,987,000 for the first three months of 2010. See “Average Balance Sheet” for the three-month periods ended March 31, 2011 and 2010.

Net interest income of $2,565,000 for the three months ended March 31, 2011, compares to $2,727,000 for the same three-month period in 2010, a decrease of $162,000 or 6.0%. The foregoing factors culminated in the Company’s attainment of an interest rate spread of 2.40% and a net yield on earning assets of 2.67% in 2011, compared to 2.84% and 3.17% respectively, in 2010. Management believes the Company’s reduction in spread and margin in 2011 primarily stems from the need to carry higher levels of liquidity in the current environment, and does not represent a material adverse trend. The net interest margin is expected to stabilize but remain low.

There was no provision for loan losses for the first quarter of 2011 or 2011. This is principally attributable to the continuing low levels of nonperforming assets in the loan portfolio. As stated previously, the Company maintains the allowance at a level commensurate with the credit risks inherent in the portfolio.

Total non-interest income for the three-month period ended March 31, 2011, of $353,000 compares to $628,000 for the same three-month period in 2010, a decrease of $275,000 or 43.8%. ATM and interchange fees increased $8,000 due to increased usage of ATM machines. The Fees on deposit accounts decreased $40,000 due to a decrease in non-sufficient funds activity. Recovery on bank owned life insurance (BOLI) income decreased $244,000 due to a recovery (death benefit payment) on BOLI in 2010.

Total non-interest expense of $2,301,000 for the three months ended March 31, 2011, compares to $2,249,000 for the same three-month period in 2010. This represents an increase of $52,000 or 2.3%. Salary and employee benefits increased approximately $56,000 due to normal salary increases, offset by a decrease in employee benefits. Professional fees decreased approximately $45,000 due mainly to decreased legal, audit and consulting fees. The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

Income tax expense declined to $49,000 in 2011, representing a $116,000, or 70.1%, reduction from the $165,000 of income tax expense recorded in 2010. The quarter over quarter decline is primarily attributable to lower pretax income and higher levels of tax-exempt income in the 2011 quarter. The Company’s effective tax rate was 8.0% in 2011, as compared to 14.9% in 2010. The principal difference between the Company’s effective tax rate in 2011 and 2010 and the 34% statutory tax rate in effect for both quarters resulted from the beneficial effects of tax-exempt income.

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

Cash and amounts due from depository institutions and federal funds sold totaled $65.8 million at March 31, 2011. These assets provide the primary source of liquidity for the Company. In addition, management has designated a portion of the investment portfolio, $77.2 million as available for sale and has an available unused line of credit of $40.5 million with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at March 31, 2011. As of March 31, 2011, the Company had commitments to fund loans of approximately $5.2 million and unused lines of credit totaling $45.6 million.

Cash was provided during the three month period ended March 31, 2011, mainly from operating activities of $0.5 million, the net increase in deposits of $7.5 million, and the maturities and repayments of investment securities of $15.8 million. Cash was used during the three month period ended March 31, 2011, mainly for the purchase of investment securities of $19.5 million. Cash and cash equivalents totaled $65.8 million at March 31, 2011, a decrease of $0.6 million from $66.4 million at December 31, 2010.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at March 31, 2011, and December 31, 2010. The Company ceases accruing interest on residential mortgages secured by real estate and consumer loans when principal or interest payments are delinquent 90 days or more. Commercial loans, that are 90 days or more past due, are reviewed by the Executive Vice President and the loan officer to determine whether they will be classified as nonperforming. These officers review various factors, which include, but are not limited to, the timing of the maturity of the loan in relation to the ability to collect, whether the loan is deemed to be well secured, whether the loan is in the process of collection, and the favorable results of the analysis of customer financial data. A nonperforming loan will only be reclassified as a performing loan when stringent criteria have been met. At the time the accrual of interest is discontinued, future income is recognized only when cash is received or the loan has been returned to performing loan status. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

	March 31, 2011	December 31, 2010
	(dollars in thousands)

Loans on nonaccrual basis	$104	$107
Loans past due 90 days or more	149	2
Renegotiated loans	128	283

Total nonperforming loans	381	392

Other real estate	—	—
Repossessed assets	—	—

Total nonperforming assets	$381	$392

Nonperforming loans as a percent of total loans	.18%	.19%

Nonperforming loans as a percent of total assets	.09%	.10%

Nonperforming assets as a percent of total assets	.09%	.10%

The allowance for loan losses at March 31, 2011, totaled $2.7 million or 1.26% of total loans as compared to $2.7 million or 1.28% at December 31, 2010. There was no provision for the three months ended March 31, 2011 and 2010.

The level of funding for the provision is a reflection of the overall loan portfolio. Nonaccrual loans and loans past due 90 days or more consist primarily of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion. Renegotiated loans consist primarily of commercial loans.

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

	March 31, 2011			March 31, 2010
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans (1)(2)(3)	$209,485,639	$2,700,449	5.16%	$210,435,096	$2,906,917	5.53%
Securities - taxable (4)	73,953,861	425,246	2.30%	58,017,935	420,173	2.90%
Securities – nontaxable (4)	40,423,387	372,649	3.69%	36,189,917	355,013	3.92%
Securities Equity (4,5)	1,884,560	19,420	4.12%	1,884,560	19,420	4.12%
Federal funds sold	6,407,947	1,827	0.11%	5,613,564	1,455	0.10%
Due from Federal Reserve Bank	52,059,270	30,112	0.23%	31,959,226	18,401	0.23%

Total interest earnings assets	384,214,664	3,549,703	3.70%	344,100,298	3,721,379	4.33%

Noninterest earning assets
Cash and due from other institutions	9,313,671			9,183,048
Premises and equipment, net	5,723,485			5,973,416
Accrued interest	1,045,052			1,110,311
Other assets	9,160,242			9,334,513
Less allowance for loan losses	(2,669,088)			(2,455,166)

Total noninterest earnings assets	22,573,362			23,146,122

Total assets	$406,788,026			$367,246,420

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest bearing demand	$28,539,261	9,713	0.14%	$26,532,870	9,885	0.15%
Money market accounts	47,510,755	68,982	0.58%	34,996,271	73,452	0.84%
Savings Deposits	52,397,515	44,846	0.34%	43,886,367	42,616	0.39%
Time deposits	170,239,650	849,423	2.00%	154,814,907	848,229	2.19%
Short-term borrowings	3,184,019	1,803	0.23%	4,653,498	2,623	0.23%
Federal Home Loan Bank advances	601,230	9,926	6.60%	1,103,427	17,108	6.20%

Total interest-bearing liabilities	302,472,430	984,693	1.30%	265,987,340	993,913	1.49%

Noninterest bearing liabilities:
Demand deposits	60,314,103			57,188,397
Accrued expenses and other liabilities	1,118,026			1,645,509

Total noninterest bearing liabilities	61,432,129			58,833,906

Shareholders’ equity	42,883,467			42,425,174

Total liabilities and shareholders’ equity	$406,788,026			$367,246,420

Net interest income		$2,565,010			$2,727,466

Interest rate spread (6)			2.40%			2.84%

Net yield on interest-earning assets (7)			2.67%			3.17%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $78,000 and $84,000 in 2011 and 2010, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Net yield on interest-earning assets represents net interest income as a percentage of average interest earning assets.

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

	Three-Month Period Ended March
	2011 Compared to 2010
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$(13)	$(194)	$(207)
Securities-taxable	116	(111)	5
Securities-nontaxable	41	(23)	18
Securities-equities	—	—	—
Federal funds sold	—	—	—
Due from Federal Reserve Bank	12	—	12

Total interest earning
Assets	156	(328)	(172)

Interest expense
Interest bearing demand	1	(1)	—
Money market accounts	26	(30)	(4)
Savings deposits	8	(6)	2
Time deposits	84	(83)	1
Short-term borrowing	(1)	—	(1)
Federal Home Loan Bank
Advances	(8)	1	(7)

Total interest bearing
Liabilities	110	(119)	(9)

Net change in net interest income	$46	$(209)	$(163)

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Not Applicable to Smaller Reporting Companies.

Item 4 – CONTROLS AND PROCEDURES

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Senior Vice President/Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Senior Vice President/Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Disclosure controls and procedures are the control and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchanges Commission’s rules and forms.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A - Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2 - Unregistered sales of equity securities and use of proceeds

The Company did not engage in any unregistered sales of its securities during the quarter ended March 31, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 – 31, 2011	53	$106.37	N/A	N/A

February 1 – 28, 2011	0	—	N/A	N/A

March 1 – 31, 2011	110	$107.27	N/A	N/A

Total (1)	163	$106.98	N/A	N/A

(1)	163 shares of common stock were purchased by Killbuck Bancshares in open-market transactions.

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

Killbuck Bancshares, Inc.

Date: May 11, 2011	By:	/s/Craig Lawhead
Craig Lawhead
President and
Chief Executive Officer

Date: May 11, 2011	By:	/s/Lawrence Cardinal
Lawrence Cardinal
Chief Financial Officer