Form 10-Q
period 2011-06-30
KILLBUCK BANCSHARES INC
filed 2011-08-12
CIK 1060455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2011

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
Large accelerated filer  [   ]                                                      Accelerated filer  [   ]
Non-accelerated filer    [   ]                                                      Smaller reporting Company  [  X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       [ X ] Yes    [   ]  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes             No x

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

Class:  Common Stock, no par value
Outstanding at August 9, 2011:  615,425

KILLBUCK BANCSHARES, INC.
Index

Page Number

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheet as of
June 30, 2011 and December 31, 2010	3

Consolidated Statement of Income for the
six months ended June 30, 2011 and 2010	4

Consolidated Statement of Income for the
three months ended June 30, 2011 and 2010	5

Consolidated Statement of Changes In Shareholders’ Equity
for the six months ended June 30, 2011	6

Consolidated Statement of Cash Flows for the
six months ended June 30, 2011 and 2010	7

Notes to Unaudited Consolidated Financial Statements	8-24

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	25-37

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	38

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity
Securities and Use of Proceeds	39

Item 3. Default Upon Senior Securities	39

Item 4. (Removed and Reserved)	39

Item 5. Other Information	40

Item 6. Exhibits	40

SIGNATURES	41

Killbuck Bancshares, Inc.
CONSOLIDATED BALANCE SHEET

	June 30, 2011	December 31,
	(unaudited)	2010
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$63,689,411	$61,711,145
Federal funds sold	3,491,000	4,713,000
Total cash and cash equivalents	67,180,411	66,424,145

Investment securities:
Securities available for sale	77,867,584	76,044,672
Securities held to maturity (fair value of $44,679,642 and $40,482,091)	42,730,601	39,332,164
Total investment securities	120,598,185	115,376,836

Loans (net of allowance for loan losses of $2,674,917 and $2,665,607)	214,066,024	205,074,687

Loans held for sale, at lower of cost or market	0	320,000
Premises and equipment, net	5,634,749	5,751,540
Accrued interest receivable	1,184,138	1,165,298
Goodwill, net	1,329,249	1,329,249
Other assets	9,525,893	9,628,598
Total assets	$419,518,649	$405,070,353

LIABILITIES
Deposits:
Noninterest bearing demand	$63,014,269	$63,108,035
Interest bearing demand	28,928,061	28,812,536
Money market	50,782,608	43,906,637
Savings	54,716,363	51,094,094
Time	172,356,699	169,267,955
Total deposits	369,798,000	356,189,257
Short-term borrowings	3,400,000	3,585,000
Federal Home Loan Bank advances	521,900	643,735
Accrued interest and other liabilities	968,988	972,671
Total liabilities	374,688,888	361,390,663

SHAREHOLDERS’ EQUITY

Common stock – No par value: 1,000,000 shares authorized, 718,431 shares issued	8,846,670	8,846,670
Retained earnings	45,115,370	44,841,370
Accumulated other comprehensive income (loss)	543,063	(383,669)
Treasury stock, at cost (102,956 and 102,486 shares at June 30, 2011 and December 31, 2010, respectively)	(9,675,342)	(9,624,681)
Total shareholders’ equity	44,829,761	43,679,690

Total liabilities and shareholders’ equity	$419,518,649	$405,070,353

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010
INTEREST INCOME
Interest and fees on loans	$5,410,855	$5,761,545
Federal funds sold	66,592	43,471
Investment securities:
Taxable	926,160	962,531
Exempt from federal income tax	744,938	719,692
Total interest income	7,148,545	7,487,239

INTEREST EXPENSE
Deposits	1,940,793	1,964,870
Short term borrowings	3,626	5,021
Federal Home Loan Bank advances	18,913	32,160
Total interest expense	1,963,332	2,002,051

NET INTEREST INCOME	5,185,213	5,485,188

Provision for loan losses	0	155,182

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,185,213	5,330,006

NON INTEREST INCOME
Service charges on deposit accounts	507,407	565,746
Gain on sale of loans, net	37,548	51,931
Bank-owned life insurance	109,213	116,460
Recovery on bank-owned life insurance	0	244,000
Other income	86,190	73,705
Total non interest income	740,358	1,051,842

NON INTEREST EXPENSE
Salaries and employee benefits	2,594,476	2,371,605
Occupancy and equipment expense	492,283	485,951
Professional fees	149,604	193,240
Data processing	123,429	102,486
Postage, Express and Freight	114,079	108,602
Insurance and bond expense	245,474	224,936
Franchise tax	268,350	266,693
Other expenses	568,353	541,154
Total non interest expense	4,556,048	4,294,667

INCOME BEFORE INCOME TAXES	1,369,523	2,087,181
Income taxes	171,850	329,317

NET INCOME	$1,197,673	$1,757,864

Earning per common share	$1.94	$2.85

Dividend per share	$1.50	$1.50

Weighted Average shares outstanding	615,804	616,706

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended
	June 30,
	2011	2010

INTEREST INCOME
Interest and fees on loans	$2,710,407	$2,854,628
Federal funds sold	34,653	23,615
Investment securities:
Taxable	481,493	522,938
Exempt from federal income tax	372,289	364,679
Total interest income	3,598,842	3,765,860

INTEREST EXPENSE
Deposits	967,830	990,689
Short term borrowings	1,822	2,398
Federal Home Loan Bank advances	8,987	15,052
Total interest expense	978,639	1,008,139

NET INTEREST INCOME	2,620,203	2,757,721

Provision for loan losses	0	155,182

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,620,203	2,602,539

NON INTEREST INCOME
Service charges on deposit accounts	266,131	290,959
Gain on sale of loans, net	24,613	35,883
Bank-owned life insurance	52,226	57,490
Other income	44,142	39,063
Total non interest income	387,112	423,395

NON INTEREST EXPENSE
Salaries and employee benefits	1,284,942	1,118,420
Occupancy and equipment expense	240,955	234,370
Professional fees	89,967	88,372
Data processing	53,797	51,014
Postage, Express and Freight	52,124	49,071
Insurance and bond expense	122,782	111,197
Franchise tax	133,300	131,643
Other expenses	276,924	261,717
Total non interest expense	2,254,791	2,045,804

INCOME BEFORE INCOME TAXES	752,524	980,130
Income taxes	122,588	164,283

NET INCOME	$629,936	$815,847

Earning per common share	$1.02	$1.32

Dividend per share	$1.50	$1.50

Weighted Average shares outstanding	615,712	616,706

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2011

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Shareholders’	Comprehensive
	Stock	Earnings	Income	Stock	Equity	Income

Balance, December 31, 2010	$8,846,670	$44,841,370	$(383,669)	$(9,624,681)	$43,679,690

Net income		1,197,673			1,197,673	$1,197,673
Cash dividends paid ($1.50 per share)		(923,673)			(923,673)
Other comprehensive income:
Net unrealized gain on securities, net of tax $477,407			926,732		926,732	926,732
Comprehensive income						$2,124,405
Purchase of treasury stock, at cost (470 shares)				(50,661)	(50,661)

Balance, June 30, 2011 (Unaudited)	$8,846,670	$45,115,370	$543,063	$(9,675,342)	$44,829,761

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$1,197,673	$1,757,864
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	0	155,182
Gain on sale of loans	(37,548)	(51,931)
Provision for depreciation and amortization	213,836	235,037
Origination of loans held for sale	(1,866,625)	(3,561,045)
Proceeds from the sale of loans	2,224,173	3,540,626
Bank-owned life insurance income	(104,263)	(244,662)
Net change in:
Accrued interest and other assets	(289,278)	(16,470)
Accrued expenses and other liabilities	(3,683)	170,560
Net cash provided by operating activities	1,334,285	1,985,161

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	29,810,414	39,547,107
Purchases	(30,229,187)	(42,548,053)
Investment securities held to maturity:
Proceeds from maturities and repayments	1,636,653	822,255
Purchases	(5,095,524)	(4,838,018)
Net (increase) decrease in loans	(8,991,337)	732,101
Proceeds from sale of foreclosed assets	0	22,500
Proceeds from bank owned life insurance	0	390,111
Net Purchase of premises and equipment	(36,612)	(53,913)
Net cash used in investing activities	(12,905,593)	(5,925,910)

FINANCING ACTIVITIES
Net increase (decrease) in demand deposits	21,759	(16,123,302)
Net increase in money market and savings deposits	10,498,240	18,441,957
Net increase in time deposits	3,088,744	2,869,465
Repayments of Federal Home Loan Bank advances	(121,835)	(325,365)
Net decrease in short term borrowings	(185,000)	(1,400,000)
Purchase of Treasury stock	(50,661)	0
Dividends paid	(923,673)	(925,059)
Net cash provided by financing activities	12,327,574	2,537,696

Net increase (decrease) in cash and cash equivalents	756,266	(1,403,053)
Cash and cash equivalents at beginning of period	66,424,145	45,513,944
Cash and cash equivalents at end of period	$67,180,411	$44,110,891

Supplemental Disclosures of Cash Flows Information
Cash Paid During the Period For:
Interest on deposits and borrowings	$1,982,069	$2,014,850

Income taxes	$44,778	$186,356

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

NOTE 3 – COMPREHENSIVE INCOME

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements.  Comprehensive income is comprised of the following:

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010

Net income	$1,197,673	$1,757,864
Other comprehensive income:
Net unrealized gain on securities	1,404,139	424,765
Tax effect	(477,407)	(144,420)
Total comprehensive income	$2,124,405	$2,038,209

	Three Months	Three Months
	Ended	Ended
	June 30, 2011	June 30, 2010

Net income	$629,936	$815,847
Other comprehensive income:
Net unrealized gain on securities	1,233,887	620,886
Tax effect	(419,521)	(211,101)
Total comprehensive income	$1,444,302	$1,225,632

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 4 –FAIR VALUE MEASUREMENTS

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of June 30, 2011 and December 31, 2010 by level within the fair value hierarchy. As required by the authoritative accounting guidance, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2011
	Level I	Level II	Level III	Total
	(In thousands)
Assets measured on a recurring basis:
Securities available for sale:
U.S. Government and Agency Obligations	$--	$77,251	$--	$77,251
Mutual Funds	--	617	--	617

Assets measured on a nonrecurring basis:
Impaired loans	--	--	$1,205	$1,205

	December 31, 2010
	Level I	Level II	Level III	Total
	(In thousands)
Assets measured on a recurring basis:
Securities available for sale:
U.S. Government and Agency Obligations	$--	$75,486	$--	$75,486
Mutual Funds	--	559	--	559

Assets measured on a nonrecurring basis:
Impaired loans	--	--	$1,234	$1,234

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 5 – FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values at June 30, 2011, and December 31, 2010, are as follows:

	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)
Financial assets:
Cash and due from depository institutions	$63,689	$63,689	$61,711	$61,711
Federal funds sold	3,491	3,491	4,713	4,713
Securities available for sale	77,868	77,868	76,045	76,045
Securities held to maturity	42,731	44,680	39,332	40,482
Net Loans	214,066	222,167	205,075	213,729
Loans held for sale	0	0	320	320
Accrued interest receivable	1,184	1,184	1,165	1,165
Regulatory stock	1,884	1,884	1,884	1,884
Bank-owned life insurance (“BOLI”)	5,832	5,832	5,727	5,727

Financial liabilities:
Deposits	$369,798	$373,369	$356,189	$359,687
Short term borrowings	3,400	3,400	3,585	3,585
Federal Home Loan Bank advances	522	614	644	755
Accrued interest payable	167	167	185	185

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

The Company employed simulation modeling in determining the estimated fair value of financial instruments for which quoted market prices were not available based upon the following assumptions:

Cash and Due from Depository Institutions, Federal Funds Sold, Accrued Interest Receivable, Regulatory Stock, BOLI, Short-Term Borrowings, and Accrued Interest Payable

The fair value approximates the current carrying value.

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

Loans, Deposits, and Federal Home Loan Bank Advances

The fair value is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality.  Where quoted market prices were available, primarily for certain residential mortgage loans, such market rates were utilized as estimates for fair value.  Demand, savings, and money market deposit accounts are valued at the amount payable on demand as of the end of the period.  The fair values of certificates of deposit and other borrowed funds are based on the discounted value of contractual cash flows.  The discount rates are estimated using rates currently offered for similar instruments with similar remaining maturities.

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

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 6 – INVESTMENT SECURITIES

The amortized cost of securities and their estimated fair values are as follows:

Securities Available for Sale
	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of U.S. Government Agencies and Corporations	$76,501,345	$797,263	$48,253	$77,250,355

Mutual funds	543,415	73,814	--	617,229

Total	$77,044,760	$871,077	$48,253	$77,867,584

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of U.S. Government Agencies and Corporations	$76,082,573	$414,509	$1,011,398	$75,485,684

Mutual funds	543,415	15,573	--	558,988

Total	$76,625,988	$430,082	$1,011,398	$76,044,672

Securities Held to Maturity
	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of States and Political Subdivisions	$42,730,601	$1,986,645	$37,604	$44,679,642

Total	$42,730,601	$1,986,645	$37,604	$44,679,642

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of States and Political Subdivisions	$39,332,164	$1,368,278	$218,351	$40,482,091

Total	$39,332,164	$1,368,278	$218,351	$40,482,091

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 6 – INVESTMENT SECURITIES – CONTINUED

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010.   As of June 30, 2011, there were a total of 14 securities in an unrealized loss position.

	June 30, 2011

	Less Than 12 Months			12 Months or Greater
		Gross	Number of		Gross	Number of		Gross
	Fair	Unrealized	Impaired	Fair	Unrealized	Impaired	Fair	Unrealized
	Value	Loss	Securities	Value	Loss	Securities	Value	Loss

U. S. Government Agencies and Corporations	$5,951,924	$48,253	3	-	-	-	$5,951,924	$48,253

Obligations of States and Political Subdivisions	3,172,304	37,604	11	-	-	-	3,172,304	37,604

Total temporarily impaired debt securities	9,124,228	85,857	14	-	-	-	9,124,228	85,857

Total of all securities	$9,124,228	$85,857	14	-	-	-	$9,124,228	$85,857

	December 31, 2010

	Less Than 12 Months			12 Months or Greater
		Gross	Number of		Gross	Number of		Gross
	Fair	Unrealized	Impaired	Fair	Unrealized	Impaired	Fair	Unrealized
	Value	Loss	Securities	Value	Loss	Securities	Value	Loss

U. S. Government Agencies and Corporations	$33,935,490	$1,011,398	18	-	-	-	$33,935,490	$1,011,398

Obligations of States and Political Subdivisions	6,388,398	218,351	26	-	-	-	6,388,398	218,351

Total temporarily impaired debt securities	40,323,888	1,229,749	44	-	-	-	40,323,888	1,229,749

Total of all securities	$40,323,888	$1,229,749	44	-	-	-	$40,323,888	$1,229,749

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 6 – INVESTMENT SECURITIES – CONTINUED

The amortized cost and fair values of debt securities at June 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$646,294	$725,104	$3,215,888	$3,249,354

Due after one year through five years	38,705,441	39,295,569	12,875,401	13,465,241

Due after five through ten years	34,169,111	34,278,902	24,687,534	25,931,258

Due after ten years	3,523,914	3,568,009	1,951,778	2,033,789
	$77,044,760	$77,867,584	$42,730,601	$44,679,642

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

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 7 – LOANS

Major classifications of loans are summarized as follows:

	June 30, 2011	December 31, 2010

Real estate – residential	$91,952,874	$87,505,717
Real estate – farm	9,281,013	9,925,340
Real estate – commercial	57,259,883	51,310,626
Real estate – construction	10,268,909	10,406,156
Commercial and other loans	42,106,778	41,931,142
Consumer and credit card loans	6,081,093	6,866,408
	216,950,550	207,945,389
Less allowance for loan losses	(2,674,917)	(2,665,607)
Less net deferred loan origination fees	(209,609)	(205,095)
Loans, net	$214,066,024	$205,074,687

	June 30, 2011
	Loans Individually	Loans Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total

Real estate – residential and farm	$--	$101,233,887	$101,233,887
Real estate – commercial and construction	948,710	66,580,082	67,528,792
Commercial and other loans	602,508	41,504,270	42,106,778
Consumer and credit card loans	--	6,081,093	6,081,093
Total	$1,551,218	$215,399,332	$216,950,550

	December 31, 2010
	Loans Individually	Loans Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total

Real estate – residential and farm	$--	$97,431,057	$97,431,057
Real estate – commercial and construction	957,590	60,759,192	61,716,782
Commercial and other loans	639,218	41,291,924	41,931,142
Consumer and credit card loans	--	6,866,408	6,866,408
Total	$1,596,808	$206,348,581	$207,945,389

Loans held for sale at June 30, 2011 and December 31, 2010 were $0 and $320,000, respectively and were carried at cost.  Real estate loans serviced for the Federal Home Loan Mortgage Corporation (FHLMC), which are not included in the consolidated balance sheet, totaled $46.4 million and $47.8 million at June 30, 2011 and December 31, 2010, respectively.  The Bank is currently collecting a fee of .25% for servicing these loans.

The Company’s primary business activity is with customers located within its local trade area. Residential, commercial, personal, and agricultural loans are granted.  The Company also selectively funds loans originated outside of its trade area provided such loans meet its credit policy guidelines.  Although the Company has a diversified loan portfolio at June 30, 2011 and December 31, 2010, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 7 – LOANS – CONTINUED

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

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 7 – LOANS – CONTINUED

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2011 and December 31, 2010:

			Impaired
			Loans with No
	Impaired Loans with		Specific
June 30, 2011	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance

Real estate – commercial and construction	$948,710	$122,885	-	$948,710	$948,710
Commercial and other loans	602,508	222,930	-	602,508	602,508
Total Impaired Loans	$1,551,218	$345,815	-	$1,551,218	$1,551,218

			Impaired
			Loans with No
	Impaired Loans with		Specific
December 31, 2010	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance

Real estate – commercial and construction	$957,590	$131,765	-	$957,590	$957,590
Commercial and other loans	639,218	231,491	-	639,218	639,218
Total Impaired Loans	$1,596,808	$363,256	-	$1,596,808	$1,596,808

The following table presents the average recorded investment in impaired loans and related interest income recognized for the six months ended June 30, 2011 and for the year 2010:

	June 30, 2011	December 31, 2010

Average Investment in impaired loans:
Real estate – commercial	$953,150	$969,209
Commercial loans	620,863	543,367
Interest income recognized on an accrual basis on impaired loans:
Real estate – commercial	$0	$71,163
Commercial loans	19,089	33,389
Interest income recognized on a cash basis on impaired loans	--	--

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 7 – LOANS – CONTINUED

Total nonaccrual loans and the related interest for the six months ended June 30, 2011 and for the year ended December 31, 2010 are as follows.

	2011	2010
Principal outstanding	$1,010,839	$107,402
Contractual interest due	$32,931	$3,524
Interest income recognized	$--	$--

The following table presents loans that are troubled debt restructurings as of June 30, 2011 and December 31, 2010:

Troubled Debt
Restructurings that
	Troubled Debt		New Troubled Debt		Subsequently
	Restructurings at		Restructurings in		Defaulted during Prior
	Period End		YTD Period		Twelve Months
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2011	Contracts	Investment	Contracts	Investment	Contracts	Investment

Real estate – residential and farm	--	--	--	--	--	--
Real estate – commercial and construction	--	--	--	--	--	--
Commercial and other loans	3	$256,477	--	--	--	--
Consumer and credit card loans	1	1,870	--	--	--	--
Total	4	$258,347	--	--	--	--

Troubled Debt
Restructurings that
	Troubled Debt		New Troubled Debt		Subsequently
	Restructurings at		Restructurings in		Defaulted during Prior
	Period End		YTD Period		Twelve Months
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2010	Contracts	Investment	Contracts	Investment	Contracts	Investment

Real estate – residential and farm	--	--	--	--	--	--
Real estate – commercial and construction	--	--	--	--	--	--
Commercial and other loans	3	$283,205	3	$292,482	--	--
Consumer and credit card loans	--	--	--	--	--	--
Total	3	$283,205	3	$292,482	--	--

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

NOTE 7 – LOANS – CONTINUED

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2011 and December 31, 2010:

		Special
June 30, 2011	Pass	Mention	Substandard	Doubtful	Total

Real estate – residential and farm	$98,458,459	$1,241,072	$1,534,356	--	$101,233,887
Real estate – commercial and construction	59,926,994	3,305,504	4,296,294	--	67,528,792
Commercial and other loans	40,019,951	511,247	1,445,769	$129,811	42,106,778
Consumer and credit card loans	6,014,189	54,116	12,788	--	6,081,093
Total	$204,419,593	$5,111,939	$7,289,207	$129,811	$216,950,550

		Special
December 31, 2010	Pass	Mention	Substandard	Doubtful	Total

Real estate – residential and farm	$94,542,356	$1,392,351	$1,496,350	--	$97,431,057
Real estate – commercial and construction	50,610,705	6,559,073	4,547,004	--	61,716,782
Commercial and other loans	39,304,012	688,352	1,803,409	$135,369	41,931,142
Consumer and credit card loans	6,808,388	42,215	15,805	--	6,866,408
Total	$191,265,461	$8,681,991	$7,862,568	$135,369	$207,945,389

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 7 – LOANS – CONTINUED

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2011 and December 31, 2010:

		30-59 Days	60-89 Days	Greater Than	Total	Non-
June 30, 2011	Current	Past Due	Past Due	89 Days	Past Due	Accrual	Total Loans

Real estate – residential and farm	$100,381,512	$790,246	--	--	$790,246	$62,129	$101,233,887
Real estate – commercial and construction	66,394,882	185,200	--	--	185,200	948,710	67,528,792
Commercial and other loans	42,001,950	52,933	$20,141	$31,754	104,828	--	42,106,778
Consumer and credit card loans	6,068,797	11,891	405	--	12,296	--	6,081,093
Total	$214,847,141	$1,040,270	$20,546	$31,754	$1,092,570	$1,010,839	$216,950,550

		30-59 Days	60-89 Days	Greater Than	Total	Non-
December 31, 2010	Current	Past Due	Past Due	89 Days	Past Due	Accrual	Total Loans

Real estate – residential and farm	$97,253,887	$53,829	$15,939	--	$69,768	$107,402	$97,431,057
Real estate – commercial and construction	60,618,420	1,098,362	--	--	1,098,362	--	61,716,782
Commercial and other loans	41,734,675	178,788	17,679	--	196,467	--	41,931,142
Consumer and credit card loans	6,858,090	5,585	1,055	$1,678	8,318	--	6,866,408
Total	$206,465,072	$1,336,564	$34,673	$1,678	$1,372,915	$107,402	$207,945,389

NOTE 8 – ALLOWANCE FOR LOAN LOSSES

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

NOTE 8 – ALLOWANCE FOR LOAN LOSSES – CONTINUED

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

An analysis of the change in the allowance for loan losses for the six months ended June 30, 2011 and the year ended December 31, 2010 follows:

	2011	2010
Balance, Beginning of the period	$2,665,607	$2,441,169
Add:
Provision charged to operations	--	215,182
Loan recoveries	12,496	69,651
Less: Loans charged off	(3,186)	(60,395)
Balance, End of the period	$2,674,917	$2,665,607

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2011.  Activity in the allowance is presented for the six months ended June 30, 2011:

	Real Estate	Real Estate	Commercial	Consumer
	Residential	Commercial	and	and
June 30, 2011	and Farm	and Construction	Other Loans	Credit Cards	Total

Allowance for Loan Losses:
Beginning Balance	$671,646	$985,042	$954,526	$54,393	$2,665,607
Charge-offs	--	--	--	(3,186)	(3,186)
Recoveries	--	1,800	9,350	1,346	12,496
Provision	13,550	(1,800)	(11,750)	--	--
Ending Balance	$685,196	$985,042	$952,126	$52,553	$2,674,917

Ending Balance: individually
evaluated for impairment	$0	$122,885	$222,930	$0	$345,815

Ending Balance: collectively
evaluated for impairment	$685,196	$862,157	$729,196	$52,553	$2,329,102

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

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS – CONTINUED

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

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this Update apply to all entities, both public and nonpublic.  The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments in this Update are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011.  Early application by public entities is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income.  The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income.  To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  The amendments in this Update should be applied retrospectively, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

Goodwill and Other Intangible Assets - As discussed in Note 6 of the consolidated financial statements, filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2010, the Company must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

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

Financial Condition

The Company’s assets at June 30, 2011 totaled $419.5 million, an increase of $14.4 million, or 3.6% over December 31, 2010 totals.

The asset growth during the first half of 2011 generally reflects a $13.6 million, or 3.8% increase in total deposits. The deposit growth is generally reflective of the Company’s continuing marketing efforts directed at profitable organic growth.

Cash and cash equivalents increased by $0.8 million, or 1.1% to $67.2 million at June 30, 2011. The Company has maintained above normal levels of cash and cash equivalents due to economic uncertainty in the environment.

Investment securities available for sale increased by $1.8 million or 2.4% from December 31, 2010 to June 30, 2011 due to an increase in suitable securities available to purchase for the portfolio.   Investments held to maturity increased $3.4 million or 8.6% due to some attractive municipal securities acquired for the portfolio.

Loans receivable increased during the first half of 2011 by $9.0 million, or 4.4%, totaling $214.1 million at June 30, 2011. Loan growth during the first half of 2011 was principally confined to residential real estate and commercial real estate credits, which increased during the first half of 2011 by $4.4 million and $5.9 million, respectively. The remainder of the Company’s loan products, with the exception of a slight increase in commercial loans, showed a modest decline during the first half of 2011. The growth in residential real estate and commercial real estate loans can generally be attributable to a modest expansion of loan demand in the residential and commercial sectors.

The Company’s allowance for loan losses at June 30, 2011 totaled $2.7 million, or 1.23% of total loans, as compared to $2.7 million, or 1.28% of total loans at December 31, 2010.

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

Total deposits at June 30, 2011 were $369.8 million compared to $356.2 million at December 31, 2010.  Demand accounts remained level at $91.9 million, while money market accounts, savings accounts and time deposits accounts increased $6.9 million, $3.6 million and $3.1 million respectively.  Management attributes these changes to the changes in interest rates. A Money Market account is a short term investment that customers use while waiting until the interest rates meet their expectations for longer term time deposits.

Federal Home Loan Bank advances decreased $122,000 due to maturities and scheduled repayments, and short-term borrowings decreased $185,000 at June 30, 2011 from December 31, 2010.

Shareholders’ Equity increased by $1.2 million or 2.6%, which was mainly due to earnings of $1.2 million for the first six months of 2011 plus an increase of $0.9 million in net unrealized gain on securities included in other comprehensive income, decreased by dividends paid totaling $0.9 million and $51,000 in treasury stock purchases. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines. At June 30, 2011, the total capital ratio was 19.06%; the Tier I capital ratio was 17.95%, and the leverage ratio was 10.35%, compared to regulatory capital requirements of 8.0%, 4.0% and 4.0% respectively.  These ratios are well in excess of regulatory capital requirements.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2011 and 2010

Net income for the six-month period ended June 30, 2011, was $1,198,000, a decrease of $560,000 or 31.9% from the $1,758,000 million reported at June 30, 2010.

Total interest income of approximately $7,149,000 for the six-month period ended June 30, 2011, compares to $7,487,000 million for the same period in 2010, a decrease of $338,000 or 4.5%.  The decrease in total interest income is primarily attributable to a decrease in interest and fees on loans due primarily to a decrease in the average yield on the underlying principal balances.  See “Average Balance Sheet” for the six-month periods ended June 30, 2011 and 2010.  The yield on loans decreased to 5.11% for the first six months of 2011 compared to 5.46% for the first six months of 2010.  Average loan balances were $211,963,000 for the first six months of 2011 compared to $210,890,000 for the first six months of 2010.  The interest on investment securities of $1,671,000 for 2011 compares to $1,682,000 for 2010.  The decrease in investment income is primarily attributable to a decrease in yield.  Average investment balances were $118,740,000 compared to $100,162,000 and the yields were 2.81% compared to 3.36% for the first six months of 2011 and 2010 respectively.  The interest on balances held at the Federal Reserve Bank increased due to the increase in volume.  The average balance outstanding in due from the Federal Reserve Bank was $52,331,000 compared to $33,336,000 for the first six months of 2011 and 2010 respectively.  The yield on the excess liquidity in due from Federal Reserve Bank remained level at 0.24% for 2011 and 2010.

Total interest expense of $1,963,000 for the six-month period ending June 30, 2011 represents a decrease of $39,000 from the $2,002,000 reported for the same six-month period in 2010.  The decrease in interest expense on deposits of $24,000 is due mainly to a decrease in the average rate paid on money market deposits.  The cost of money market deposits was 0.57% compared to 0.82% for this six-month period of 2011 and 2010, respectively.  The cost on interest bearing deposits was 1.28%, compared to 1.47% for the six-month periods of 2011 and 2010 respectively.  Average interest-bearing deposits were $306,877,000 for the first six months of 2011 compared to $272,659,000 for the first six months of 2010.  See “Average Balance Sheet” for the six-month periods ended June 30, 2011 and 2010.

Net interest income of $5,185,000 for the six months ended June 30, 2011, compares to $5,485,000 for the same six-month period in 2010, a decrease of $300,000 or 5.5%.  The foregoing factors culminated in the Company’s attainment of an interest rate spread of 2.40% and a net yield on earning assets of 2.67% in 2011, compared to 2.81% and 3.13% respectively, in 2010. Management believes the Company’s reduction in spread and margin in 2011 primarily stems from the need to carry higher levels of liquidity in the current environment, and does not represent a material adverse trend.  The net interest margin is expected to stabilize in 2011 but remain low.

The provision for loan losses was $0 for the first six months of 2011, as compared to $155,000 for the same six-month period in 2010. The decreased loss provision is attributable to management’s analysis of the allowance for loan losses.  As stated previously, the Company maintains the allowance at a level commensurate with the credit risks inherent in the portfolio.

Total non-interest income for the six-month period ended June 30, 2011, of $740,000 compares to $1,052,000 for the same six-month period in 2010, a decrease of $312,000 or 29.6%.  Service charges and fees on deposit accounts decreased $58,000 due to decreased usage of ATM machines and a decrease in non-sufficient funds fees and overdraft fees. Gains on sale of loans decreased $14,000 primarily due to a decline in refinancing.  Recovery on bank owned life insurance (BOLI) income decreased $244,000 in 2011 compared to 2010.

Total non-interest expense of $4,556,000 for the six months ended June 30, 2011, compares to $4,295,000 for the same six-month period in 2010.  This represents an increase of $261,000 or 6.1%.  Salary and employee benefits increased approximately $222,000 due to adjusting the payroll accrual and hiring an executive officer, plus normal increases in salaries and employee benefits.  Professional fees decreased $44,000 reflecting decreases in legal, examination and audit, and consulting fees.  The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

Income tax expense declined to $172,000 for the six months ended June 30, 2011, representing a $157,000 or 47.8%, reduction from the $329,000 of income tax expense recorded in 2010. The decline is primarily attributable to lower pretax income and a higher level of tax-exempt income in 2011. The Company’s effective tax rate was 12.5% in 2011, as compared to 15.8% in 2010. The principal difference between the Company’s effective tax rate in 2011 and 2010 and the 34% statutory tax rate in effect for both years resulted from the beneficial effects of tax-exempt income.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2011 and 2010

Net income for the three-month period ended June 30, 2011, was $630,000, a decrease of $186,000 or 22.8% from the $816,000 reported at June 30, 2010.

Total interest income of approximately $3,599,000 for the three-month period ended June 30, 2011, compares to $3,766,000 for the same period in 2010, a decrease of $167,000 or 4.4%.  The decrease in total interest income is primarily attributable to a decrease in the loan category.  Interest and fees on loans decreased $144,000 or 5.1% for the three-month period ended June 30, 2011 compared to the same period for 2010.  The decrease in interest and fees on loans is due to a decrease in the yields earned on the underlying principal balances.  The yield was 5.05% compared to 5.40% for this three-month period of 2011 and 2010, respectively and the average loan balances were $214,644,000 compared to $211,346,000.  See “Average Balance Sheet” for the three-month periods ended June 30, 2011 and 2010.  The decrease in interest on investment securities of $34,000 was primarily attributable to a decrease in the yield of 2.82% compared to 3.41% for this three-month period of 2011 and 2010, respectively.  The average balances outstanding of investment securities of $121,218,000 for 2011 compared to $104,231,000 for 2010.  See “Average Balance Sheet” for the three-month periods ended June 30, 2011 and 2010.

Total interest expense of $979,000 for the three-month period ending June 30, 2011, represents a decrease of $29,000 from the $1,008,000 reported for the same three-month period in 2011.  The decrease in interest expense on deposits of $23,000 is due mainly to the decreases in the average rate paid on the underlying principal balances of the interest bearing liabilities, specifically the money market deposits.  The cost of money market deposits was 0.55% compared to 0.81% for this three-month period of 2011 and 2010, respectively and the cost of interest bearing liabilities was 1.26% compared to 1.44% for this three-month period of 2011 and 2010 respectively.  Average interest-bearing liabilities were $311,282,000 for this three-month period of 2011 compared to $279,330,000 for the same three months of 2010.  See “Average Balance Sheet” for the three-month periods ended June 30, 2011 and 2010.

Net interest income of $2,620,000 for the three months ended June 30, 2011, compares to $2,758,000 for the same three-month period in 2010, a decrease of $138,000 or 5.0%.  The foregoing factors culminated in the Company’s attainment of an interest rate spread of 2.40% and a net yield on earning assets of 2.66% in 2011, compared to 2.79% and 3.10% respectively, in 2010.

The provision for loan losses was $0 for the three-month period ended June 30, 2011, as compared to $155,000 for the same three-month period in 2010. The decreased loss provision is attributable to management’s analysis of the allowance for loan losses.  As stated previously, the Company maintains the allowance at a level commensurate with the credit risks inherent in the portfolio.

Total non-interest income for the three-month period ended June 30, 2011, of $387,000 compares to $423,000 for the same three-month period in 2010, a decrease of $36,000 or 8.6%.  Service charges on deposit accounts decreased $25,000 due to a decline in non-sufficient funds (NSF) fees and overdraft fees.  Gain on sale of loans decreased $11,000 due to fewer number of loan refinancing.  The changes in the remaining income accounts were attributable to increases/decreases in items that are normal and recurring in nature.

Total non-interest expense of $2,255,000 for the three months ended June 30, 2011, compares to $2,046,000 for the same three-month period in 2010.  This represents an increase of $209,000 or 10.2%.  Salary and employee benefits increased $167,000 due mainly to adjusting the payroll accrual and hiring an executive officer, plus normal increases in salaries and employee benefits.  The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

Income tax expense declined to $123,000 for the three months ended June 30, 2011, representing a $41,000, or 25.4%, reduction from the $164,000 of income tax expense recorded for the same three-month period in 2010. The decline is primarily attributable to lower pretax income and higher levels of tax-exempt income in 2011. The Company’s effective tax rate was 16.3% for the three months ended June 30, 2011, as compared to 16.8% in 2010. The principal difference between the Company’s effective tax rate for the three months ended June 30, 2011 and 2010 and the 34% statutory tax rate in effect for both quarters resulted from the beneficial effects of tax-exempt income.

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

Cash and amounts due from depository institutions and federal funds sold totaled $67.2 million at June 30, 2011.  These assets provide the primary source of liquidity for the Company.  In addition, management has designated a portion of the investment portfolio, $77.9 million as available for sale and has an available unused line of credit of $38.1 million with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at June 30, 2011.  As of June 30, 2011, the Company had commitments to fund loans of approximately $2.0 million and unused lines of credit totaling $48.5 million.

Cash was provided during the six month period ended June 30, 2011, mainly from operating activities of $1.3 million, the net increase in deposits of $13.6 million, and the maturities and repayments of investment securities of $31.4 million.  Cash was used during the six month period ended June 30, 2011, mainly to fund the purchase of investment securities of $35.3 million, to fund loan growth of $9.0 million and to reduce $0.3 million in Federal Home Loan Bank advances and short-term borrowings.  In addition, $0.9 million was used to pay dividends to shareholders.  Cash and cash equivalents totaled $67.2 million at June 30, 2011, an increase of $0.8 million from $66.4 million at December 31, 2010.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

Risk Elements
The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at June 30, 2011, and December 31, 2010.  The Company ceased accruing interest on residential mortgages secured by real estate and consumer loans when principal or interest payments are delinquent 90 days or more.  Commercial loans that are 90 days or more past due, are reviewed by the President and the loan officer to determine whether they will be classified as nonperforming.  These officers review various factors, which include, but are not limited to, the timing of the maturity of the loan in relation to the ability to collect, whether the loan is deemed to be well secured, whether the loan is in the process of collection, and the favorable results of the analysis of customer financial data.  A nonperforming loan will only be re-classified as a performing loan when stringent criteria have been met.  At the time the accrual of interest is discontinued, future income is recognized only when cash is received or the loan has been returned to performing loan status. Renegotiated loans are those loans the terms of which have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

	June 30,	December 31,
	2011	2010
	(dollars in thousands)

Loans on nonaccrual basis	$1,011	$107
Loans past due 90 days or more	32	2
Renegotiated loans	2	283
Total nonperforming loans	1,045	392

Other real estate	--	--
Repossessed assets	--	--
Total nonperforming assets	$1,045	$392

Nonperforming loans as a percent of total loans	.48%	.19%

Nonperforming loans as a percent of total assets	.25%	.10%

Nonperforming assets as a percent of total assets	.25%	.10%

The allowance for loan losses at June 30, 2011, totaled $2,675,000 or 1.23% of total loans as compared to $2,666,000 or 1.28% at December 31, 2010.  Provisions for loan losses were $0 for the six months ended June 30, 2011 and $155,000 for the six months ended June 30, 2010.

The level of funding for the provision is a reflection of the overall loan portfolio.  Nonperforming loans as of June 30, 2011 consists mainly of two, one to four family residential mortgage on nonaccrual, a commercial real estate loan on nonaccrual,  and one, commercial loan past due 90 days or more.

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

	June 30, 2011			June 30, 2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$211,962,866	$5,410,855	5.11%	$210,890,455	$5,761,545	5.46%
Securities-taxable (4)	75,365,457	883,476	2.34%	61,370,829	919,847	3.00%
Securities-nontaxable (4)	41,489,991	744,938	3.59%	36,906,501	719,692	3.90%
Securities-Equity (4,5)	1,884,560	42,684	4.53%	1,884,560	42,684	4.53%
Federal funds sold	5,750,980	2,585	0.09%	5,853,263	3,450	0.12%
Due from Federal Reserve Bank	52,330,835	64,007	0.24%	33,336,445	40,021	0.24%
Total interest earnings assets	388,784,689	7,148,545	3.68%	350,242,053	7,487,239	4.28%
Noninterest earning assets:
Cash and due from other institutions	9,149,679			9,305,435
Premises and equipment, net	5,694,585			5,941,635
Accrued interest	1,299,505			1,172,708
Other assets	9,232,087			9,390,718
Less allowance for loan losses	(2,670,593)			(2,481,451)
Total noninterest earnings assets	22,705,263			23,329,045
Total Assets	$411,489,952			$373,571,098

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	$29,305,554	20,606	0.14%	$26,578,769	20,650	0.16%
Money market accounts	49,607,109	140,685	0.57%	41,145,068	168,921	0.82%
Savings deposits	53,280,025	91,792	0.34%	44,279,129	86,710	0.39%
Time deposits	170,929,975	1,687,710	1.97%	155,209,672	1,688,589	2.18%
Short term borrowings	3,181,496	3,626	0.23%	4,420,733	5,021	0.23%
Federal Home Loan Advances	572,891	18,913	6.60%	1,025,249	32,160	6.27%
Total interest bearing liabilities	306,877,050	1,963,332	1.28%	272,658,620	2,002,051	1.47%

Noninterest bearing liabilities:
Demand deposits	60,352,167			56,597,348
Accrued expenses and other liabilities	1,496,423			2,175,103
Total noninterest bearing liabilities	61,848,590			58,772,451
Shareholders’ equity	42,764,312			42,140,027
Total Liabilities and Shareholders’ Equity	$411,489,952			$373,571,098
Net interest income		$5,185,213			$5,485,188

Interest rate spread (6)			2.40%			2.81%
Net yield on interest earning assets (7)			2.67%			3.13%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $164,000 and $156,000 in 2011 and 2010, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	June 30, 2011			June 30, 2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$214,644,197	$2,710,407	5.05%	$211,345,815	$2,854,628	5.40%
Securities-taxable (4)	76,777,054	458,229	2.39%	64,723,724	499,674	3.09%
Securities-nontaxable (4)	42,556,594	372,289	3.50%	37,623,085	364,679	3.88%
Securities-Equity (4,5)	1,884,560	23,264	4.94%	1,884,560	23,264	4.94%
Federal funds sold	5,094,014	758	0.06%	6,092,961	1,995	0.13%
Due from Federal Reserve Bank	52,602,400	33,895	0.26%	34,713,664	21,620	0.25%
Total interest earnings assets	393,558,819	3,598,842	3.66%	356,383,809	3,765,860	4.23%
Noninterest earning assets:
Cash and due from other institutions	8,985,686			9,427,821
Premises and equipment, net	5,665,686			5,909,853
Accrued interest	1,349,853			1,235,105
Other assets	9,303,933			9,446,924
Less allowance for loan losses	(2,672,099)			(2,507,735)
Total noninterest earnings assets	22,633,059			23,511,968
Total Assets	$416,191,878			$379,895,777

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	$30,071,846	10,893	0.14%	$26,624,669	10,765	0.16%
Money market accounts	51,703,463	71,703	0.55%	47,293,864	95,470	0.81%
Savings deposits	54,162,535	46,946	0.35%	44,671,891	44,094	0.39%
Time deposits	171,620,300	838,288	1.95%	155,604,436	840,360	2.16%
Short term borrowings	3,178,973	1,822	0.23%	4,187,968	2,398	0.23%
Federal Home Loan Advances	544,552	8,987	6.60%	947,072	15,052	6.36%
Total interest bearing liabilities	311,281,669	978,639	1.26%	279,329,900	1,008,139	1.44%

Noninterest bearing liabilities:
Demand deposits	60,390,231			56,006,298
Accrued expenses and other liabilities	1,874,820			2,704,698
Total noninterest bearing liabilities	62,265,051			58,710,996
Shareholders’ equity	42,645,158			41,854,881
Total Liabilities and Shareholders’ Equity	$416,191,878			$379,895,777

Net interest income		$2,620,203			$2,757,721
Interest rate spread (6)			2.40%			2.79%
Net yield on interest earning assets (7)			2.66%			3.10%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $86,000 and $72,000 in 2011 and 2010, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Six-Month Period Ended June
	2011 Compared to 2010
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$29	$(379)	$(350)
Securities-taxable	210	(247)	(37)
Securities-nontaxable	89	(64)	25
Securities-equities	0	0	0
Federal funds sold	0	(1)	(1)
Due from Federal Reserve Bank	23	1	24
Total interest earning assets	351	(690)	(339)

Interest expense
Interest bearing demand	2	(3)	(1)
Money market accounts	35	(63)	(28)
Savings deposits	18	(13)	5
Time deposits	171	(171)	0
Short-term borrowing	(1)	(1)	(2)
Federal Home Loan Bank Advances	(14)	1	(13)
Total interest bearing liabilities	211	(250)	(39)
Net change in net interest income	$140	$(440)	$(300)

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

	Three-Month Period Ended June
	2011 Compared to 2010
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$45	$(189)	$(144)
Securities-taxable	93	(135)	(42)
Securities-nontaxable	48	(41)	7
Securities-equities	0	0	0
Federal funds sold	0	(1)	(1)
Due from Federal Reserve Bank	11	2	13
Total interest earning assets	197	(364)	(167)

Interest expense
Interest bearing demand	1	(1)	0
Money market accounts	9	(33)	(24)
Savings deposits	9	(6)	3
Time deposits	86	(88)	(2)
Short-term borrowing	(1)	1	0
Federal Home Loan Bank Advances	(6)	0	(6)
Total interest bearing liabilities	98	(127)	(29)
Net change in net interest income	$99	$(237)	$(138)

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1 -       Legal Proceedings

None

Item 1A –   Risk Factors

Not Applicable to Smaller Reporting Companies.

Item 2 -       Unregistered sales of equity securities and use of proceeds

The Company did not engage in any unregistered sales of its securities during the quarter ended June 30, 2011

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2011	0	--	N/A	N/A
May 1 – 31, 2011	0	--	N/A	N/A
June 1 – 30, 2011	307	$108.22	N/A	N/A
Total (1)	307	$108.22	N/A	N/A

(1) 307 shares of common stock were purchased by Killbuck Bancshares in open-market transactions.

Item 3 -       Default upon senior securities

None

Item 4 -       (Removed and Reserved)

Item 5 -       Other Information

None

Item 6 -       Exhibits

The following exhibits are included in this report or incorporated herein by reference:
3.1(i)	Articles of Incorporation of Killbuck Bancshares, Inc.*
3.1(ii)	Amendment to the Articles of Incorporation of Killbuck Bancshares, Inc. increasing authorized shares.**
3.2	Code of Regulations of Killbuck Bancshares, Inc.*
Rule 13a-14(a) Certification
31.1	Rule 13a-14(a) Certification
31.2	Rule 13a-14(a) Certification
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications
99.1	Report of Independent Registered Public Accounting Firm
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*Incorporated by reference to an identically numbered exhibit to the Form 10 (file No. 0-24147) filed with SEC on April 30, 1998 and subsequently amended on July 8, 1998 and July 31, 1998.
**Incorporated by reference to Registrant’s report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 13, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Killbuck Bancshares, Inc.

Date: August 10, 2011	By:	/s/ Craig Lawhead
Craig Lawhead
President and
Chief Executive Officer

Date: August 10, 2011	By:	/s/ Lawrence Cardinal
Lawrence Cardinal
Chief Financial Officer