Form 10-Q
period 2011-09-30
KILLBUCK BANCSHARES INC
filed 2011-11-10
CIK 1060455

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2011

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
Yes             No X

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

Class:  Common Stock, no par value
Outstanding at November 9, 2011:  613,771

KILLBUCK BANCSHARES, INC.
Index
		Page Number

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheet as of
	September 30, 2011 and December 31, 2010	3

	Consolidated Statement of Income for the
	nine months ended September 30, 2011 and 2010	4

	Consolidated Statement of Income for the
	three months ended September 30, 2011 and 2010	5

	Consolidated Statement of Changes In Shareholders’ Equity
	for the nine months ended September 30, 2011	6

	Consolidated Statement of Cash Flows for the
	nine months ended September 30, 2011 and 2010	7

	Notes to Unaudited Consolidated Financial Statements	8-23

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	24-36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity
	Securities and Use of Proceeds	38

Item 3.	Default Upon Senior Securities	38

Item 4.	(Removed and Reserved)	38

Item 5.	Other Information	39

Item 6.	Exhibits	39

SIGNATURES		40

Killbuck Bancshares, Inc.
CONSOLIDATED BALANCE SHEET

	September 30, 2011	December 31,
	(unaudited)	2010

ASSETS

Cash and cash equivalents:
Cash and amounts due from depository institutions	$57,554,186	$61,711,145
Federal funds sold	3,511,000	4,713,000
Total cash and cash equivalents	61,065,186	66,424,145

Investment securities:
Securities available for sale	84,650,985	76,044,672
Securities held to maturity (fair value of $47,181,073 and $40,482,091)	44,384,781	39,332,164
Total investment securities	129,035,766	115,376,836

Loans (net of allowance for loan losses of $2,277,700 and $2,665,607)	221,072,731	205,074,687

Loans held for sale, at lower of cost or market	189,000	320,000
Premises and equipment, net	5,489,371	5,751,540
Accrued interest receivable	1,517,119	1,165,298
Goodwill, net	1,329,249	1,329,249
Other assets	10,494,671	9,628,598
Total assets	$430,193,093	$405,070,353

LIABILITIES
Deposits:
Noninterest bearing demand	$68,138,874	$63,108,035
Interest bearing demand	31,886,455	28,812,536
Money market	53,742,506	43,906,637
Savings	56,504,196	51,094,094
Time	170,764,472	169,267,955
Total deposits	381,036,503	356,189,257
Short-term borrowings	2,305,000	3,585,000
Federal Home Loan Bank advances	474,418	643,735
Accrued interest and other liabilities	807,398	972,671
Total liabilities	384,623,319	361,390,663

SHAREHOLDERS’ EQUITY

Common stock – No par value: 1,000,000 shares authorized, 718,431 shares issued	8,846,670	8,846,670
Retained earnings	46,031,496	44,841,370
Accumulated other comprehensive income (loss)	543,073	(383,669)
Treasury stock, at cost (104,560 and 102,486 shares at September 30, 2011 and December 31, 2010, respectively)	(9,851,465)	(9,624,681)
Total shareholders’ equity	45,569,774	43,679,690

Total liabilities and shareholders’ equity	$430,193,093	$405,070,353

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010

INTEREST INCOME
Interest and fees on loans	$8,189,541	$8,601,845
Federal funds sold and other	99,674	71,989
Investment securities:
Taxable	1,418,376	1,434,990
Exempt from federal income tax	1,124,337	1,104,528
Total interest income	10,831,928	11,213,352

INTEREST EXPENSE
Deposits	2,873,756	2,983,019
Short term borrowings	4,943	7,417
Federal Home Loan Bank advances	26,982	45,094
Total interest expense	2,905,681	3,035,530

NET INTEREST INCOME	7,926,247	8,177,822

Provision for loan losses	0	215,182

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,926,247	7,962,640

NONINTEREST INCOME
Service charges on deposit accounts	775,274	851,156
Gain on sale of loans, net	67,556	136,189
Gain on sale of fixed assets	252,598	0
Bank-owned life insurance	161,439	174,304
Recovery on bank-owned life insurance	0	244,000
Other income	135,939	101,170
Total noninterest income	1,392,806	1,506,819

NONINTEREST EXPENSE
Salaries and employee benefits	3,891,189	3,730,454
Occupancy and equipment expense	729,895	720,533
Professional fees	219,035	247,403
Data processing	178,761	154,678
Insurance & bond expense	310,628	336,190
Franchise tax	400,801	396,658
Postage, Express and Freight	166,905	157,166
Impairment loss	0	456,585
Other expenses	891,778	848,380
Total noninterest expense	6,788,992	7,048,047

INCOME BEFORE INCOME TAXES	2,530,061	2,421,412
Income taxes	416,262	256,129

NET INCOME	$2,113,799	$2,165,283

Earning per common share	$3.43	$3.51

Dividend per share	$1.50	$1.50

Weighted Average shares outstanding	615,479	616,706

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended
	September 30,
	2011	2010

INTEREST INCOME
Interest and fees on loans	$2,778,685	$2,840,300
Federal funds sold and other	33,082	28,518
Investment securities:
Taxable	492,216	472,459
Exempt from federal income tax	379,399	384,836
Total interest income	3,683,382	3,726,113

INTEREST EXPENSE
Deposits	932,963	1,018,148
Short term borrowings	1,317	2,396
Federal Home Loan Bank advances	8,069	12,935
Total interest expense	942,349	1,033,479

NET INTEREST INCOME	2,741,033	2,692,634

Provision for loan losses	0	60,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,741,033	2,632,634

NONINTEREST INCOME
Service charges on deposit accounts	267,867	285,411
Gain on sale of loans, net	30,008	84,258
Gain on sale of fixed assets	252,598	0
Bank-owned life insurance	52,226	57,844
Recovery on bank-owned life insurance	0	0
Other income	49,749	27,464
Total noninterest income	652,448	454,977

NONINTEREST EXPENSE
Salaries and employee benefits	1,296,712	1,358,849
Occupancy and equipment expense	237,612	234,582
Professional fees	69,431	54,163
Data processing	55,332	52,191
Insurance & bond expense	65,154	111,254
Franchise tax	132,450	129,965
Postage, Express and Freight	52,826	48,564
Impairment loss	0	456,585
Other expenses	323,425	307,227
Total noninterest expense	2,232,942	2,753,380

INCOME BEFORE INCOME TAXES	1,160,539	334,231
Income taxes, (benefit)	244,412	(73,188)

NET INCOME	$916,127	$407,419

Earning per common share	$1.49	$0.66

Dividend per share	$.00	$.00

Weighted Average shares outstanding	614,827	616,706

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2011

			Accumulated Other		Total
	Common	Retained	Comprehensive	Treasury	Shareholders’	Comprehensive
	Stock	Earnings	Income	Stock	Equity	Income

Balance, December 31, 2010	$8,846,670	$44,841,370	$(383,669)	$(9,624,681)	$43,679,690

Net income		2,113,799			2,113,799	$2,113,799
Cash dividends paid ($1.50 per share)		(923,673)			(923,673)
Other comprehensive income:
Net unrealized gain on securities, net of tax $477,413			926,742		926,742	926,742
Comprehensive income						$3,040,541
Purchase of treasury stock, at cost (2,074 shares)				(226,784)	(226,784)

Balance, September 30, 2011 (Unaudited)	$8,846,670	$46,031,496	$543,073	$(9,851,465)	$45,569,774

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$2,113,799	$2,165,283
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	0	215,182
Gain on sale of loans	(67,556)	(136,189)
Gain on sale of fixed assets	(252,598)	0
Provision for depreciation and amortization	335,366	351,308
Origination of loans held for sale	(2,700,600)	(7,373,245)
Proceeds from the sale of loans	2,899,156	6,689,934
Proceeds from the sale of fixed assets	333,405	0
Impairment loss	0	456,585
Bank-owned life insurance income	(156,490)	(418,304)
Net change in:
Accrued interest and other assets	(38,818)	48,253
Accrued expenses and other liabilities	(165,271)	137,741
Net cash provided by operating activities	2,300,393	2,136,548

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	53,070,970	56,378,792
Purchases	(60,273,129)	(53,697,133)
Investment securities held to maturity:
Proceeds from maturities and repayments	1,901,322	822,255
Purchases	(7,063,116)	(6,404,804)
Net (increase) decrease in loans	(15,998,044)	347,366
Proceeds from sale of foreclosed assets	0	22,500
Net Purchase of premises and equipment	(44,827)	(94,610)
Proceeds from bank-owned life insurance	0	390,111
Purchase of bank-owned life insurance	(1,500,000)	0
Net cash (used in) investing activities	(29,906,824)	(2,235,523)

FINANCING ACTIVITIES
Net increase (decrease) in demand deposits	8,104,758	(11,409,351)
Net increase in money market and savings deposits	15,245,971	24,896,362
Net increase in time deposits	1,496,517	10,510,843
Net decrease in short term borrowings	(1,280,000)	(1,750,000)
Repayments of Federal Home Loan Bank advances	(169,317)	(470,482)
Purchase of treasury stock	(226,784)	0
Dividends paid	(923,673)	(925,059)
Net cash provided by financing activities	22,247,472	20,852,313

Net increase (decrease) in cash and cash equivalents	(5,358,959)	20,753,338
Cash and cash equivalents at beginning of period	66,424,145	45,513,944
Cash and cash equivalents at end of period	$61,065,186	$66,267,282

Supplemental Disclosures of Cash Flows Information
Cash Paid During the Period For:
Interest on deposits and borrowings	$2,936,508	$3,044,219
Income taxes	$319,778	$436,356

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

NOTE 3 – COMPREHENSIVE INCOME

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements.  Comprehensive income is comprised of the following:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010

Net income	$2,113,799	$2,165,283
Other comprehensive income:
Net unrealized gain on securities	1,404,155	700,744
Tax effect	(477,413)	(238,253)
Total comprehensive income	$3,040,541	$2,627,774

	Three Months	Three Months
	Ended	Ended
	September 30, 2011	September 30, 2010

Net income	$916,127	$407,419
Other comprehensive income:
Net unrealized gain on securities	16	275,979
Tax effect	(6)	(93,833)
Total comprehensive income	$916,137	$589,565

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 4 – FAIR VALUE MEASUREMENTS

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of September 30, 2011 and December 31, 2010, by level within the fair value hierarchy. As required by the authoritative accounting guidance, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2011
	Level I	Level II	Level III	Total
	(In thousands)

Assets measured on a recurring basis:
Securities available for sale :
U.S. Government and Agency Obligations	$--	$84,155	$--	$84,155
Mutual Funds	--	496	--	496

Assets measured on a nonrecurring basis:
Impaired loans	--	--	$633	$633

	December 31, 2010
	Level I	Level II	Level III	Total
	(In thousands)

Assets measured on a recurring basis:
Securities available for sale :
U.S. Government and Agency Obligations	$--	$75,486	$--	$75,486
Mutual Funds	--	559	--	559

Assets measured on a nonrecurring basis:
Impaired loans	--	--	$1,234	$1,234

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 5 - FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values at September 30, 2011 and December 31, 2010 are as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and due from depository institutions	$57,554	$57,554	$61,711	$61,711
Federal funds sold	3,511	3,511	4,713	4,713
Securities available for sale	84,651	84,651	76,045	76,045
Securities held to maturity	44,385	47,181	39,332	40,482
Net loans	221,073	232,961	205,075	213,729
Loans held for sale	189	189	320	320
Accrued interest receivable	1,517	1,517	1,165	1,165
Regulatory stock	1,884	1,884	1,884	1,884
Bank-owned life insurance (“BOLI”)	7,384	7,384	5,727	5,727

Financial liabilities:
Deposits	$381,037	$385,294	$356,189	$359,687
Short-term borrowings	2,305	2,305	3,585	3,585
Federal Home Loan Bank advances	474	570	644	755
Accrued interest payable	154	154	185	185

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

NOTE 5 - FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS-CONTINUED

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

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 6 – INVESTMENT SECURITIES

The amortized cost of securities and their estimated fair values are as follows:

Securities Available for Sale

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of U.S. Government Agencies and Corporations	$83,284,732	$905,264	$(35,275)	$84,154,721

Mutual funds	543,415	--	(47,151)	496,264

Total	$83,828,147	$905,264	$(82,426)	$84,650,985

	December 31, 2010
		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Obligations of U.S. Government Agencies and Corporations	$76,082,573	$414,509	$(1,011,398)	$75,485,684

Mutual funds	543,415	15,573	--	558,988

Total	$76,625,988	$430,082	$(1,011,398)	$76,044,672

Securities Held to Maturity

	September 30, 2011
		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Obligations of States and Political Subdivisions	$44,384,781	$2,811,090	$(14,798)	$47,181,073

Total	$44,384,781	$2,811,090	$(14,798)	$47,181,073

	December 31, 2010
		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Obligations of States and Political Subdivisions	$39,332,164	$1,368,278	$(218,351)	$40,482,091

Total	$39,332,164	$1,368,278	$(218,351)	$40,482,091

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 6 – INVESTMENT SECURITIES-CONTINUED

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at September 30, 2011and December 31, 2010.  As of September 30, 2011 there were a total of eight securities in an unrealized loss position.

	September 30, 2011

	Less Than 12 Months			12 Months or Greater
		Gross	Number of		Gross	Number of		Gross
	Fair	Unrealized	Impaired	Fair	Unrealized	Impaired	Fair	Unrealized
	Value	Loss	Securities	Value	Loss	Securities	Value	Loss

U. S. Government Agencies and Corporations	$14,964,725	$(35,275)	3	-	-	-	$14,964,725	$(35,275)

Obligations of States and Political Subdivisions	1,144,135	(14,798)	4	-	-	-	1,144,135	(14,798)

Total temporarily impaired debt securities	16,108,860	(50,073)	7	-	-	-	16,108,860	(50,073)

Mutual Funds	496,264	(47,151)	1				496,264	(47,151)

Total temporarily impaired equity securities	496,264	(47,151)	1				496,264	(47,151)

Total of all securities	$16,605,124	$(97,224)	8	-	-	-	$16,605,124	$(97,224)

	December 31, 2010

	Less Than 12 Months			12 Months or Greater
		Gross	Number of		Gross	Number of		Gross
	Fair	Unrealized	Impaired	Fair	Unrealized	Impaired	Fair	Unrealized
	Value	Loss	Securities	Value	Loss	Securities	Value	Loss

U. S. Government Agencies and Corporations	$33,935,490	$(1,011,398)	18	-	-	-	$33,935,490	$(1,011,398)

Obligations of States and Political Subdivisions	6,388,398	(218,351)	26	-	-	-	6,388,398	(218,351)

Total temporarily impaired debt securities	40,323,888	(1,229,749)	44	-	-	-	40,323,888	(1,229,749)

Total of all securities	$40,323,888	$(1,229,749)	44	-	-	-	$40,323,888	$(1,229,749)

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 6 – INVESTMENT SECURITIES-CONTINUED

The amortized cost and fair values of debt securities at September 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$2,901,398	$2,928,129	$3,185,028	$3,204,385

Due after one year through five years	38,830,314	39,412,303	12,766,397	13,402,705

Due after five through ten years	37,999,898	38,212,722	26,276,878	28,218,064

Due after ten years	3,553,122	3,601,567	2,156,478	2,355,919

	$83,284,732	$84,154,721	$44,384,781	$47,181,073

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

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 7 – LOANS

Major classifications of loans are summarized as follows:

	September 30, 2011	December 31, 2010

Real estate – residential	$95,445,517	$87,505,717
Real estate – farm	10,729,243	9,925,340
Real estate – commercial	57,495,111	51,310,626
Real estate – construction	12,365,890	10,406,156
Commercial and other loans	41,636,656	41,931,142
Consumer and credit card loans	5,889,433	6,866,408
	223,561,850	207,945,389
Less allowance for loan losses	(2,277,700)	(2,665,607)
Less net deferred loan origination fees	(211,419)	(205,095)
Loans, net	$221,072,731	$205,074,687

	September 30, 2011
	Loans Individually	Loans Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total

Real estate – residential and farm	$--	$106,174,760	$106,174,760
Real estate – commercial and construction	545,040	69,315,961	69,861,001
Commercial and other loans	248,166	41,388,490	41,636,656
Consumer and credit card loans	--	5,889,433	5,889,433
Total	$793,206	$222,768,644	$223,561,850

	December 31, 2010
	Loans Individually	Loans Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total

Real estate – residential and farm	$--	$97,431,057	$97,431,057
Real estate – commercial and construction	957,590	60,759,192	61,716,782
Commercial and other loans	639,218	41,291,924	41,931,142
Consumer and credit card loans	--	6,866,408	6,866,408
Total	$1,596,808	$206,348,581	$207,945,389

Loans held for sale at September 30, 2011 and December 31, 2010 were $189,000 and $320,000, respectively and were carried at cost.  Real estate loans serviced for the Federal Home Loan Mortgage Corporation (FHLMC), which are not included in the consolidated balance sheet, totaled $45.6 million and $47.8 million at September 30, 2011 and December 31, 2010, respectively.  The Bank is currently collecting a fee of .25% for servicing these loans.

The Company’s primary business activity is with customers located within its local trade area. Residential, commercial, personal, and agricultural loans are granted.  The Company also selectively funds loans originated outside of its trade area provided such loans meet its credit policy guidelines.  Although the Company has a diversified loan portfolio at September 30, 2011 and December 31, 2010, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

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

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 7 – LOANS – CONTINUED

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2011 and December 31, 2010:

			Impaired
			Loans with No
	Impaired Loans with		Specific
September 30, 2011	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance

Real estate – commercial and construction	--	--	$545,040	$545,040	$545,040
Commercial and other loans	$248,166	$160,004	--	248,166	248,166
Total Impaired Loans	$248,166	$160,004	$545,040	$793,206	$793,206

			Impaired
			Loans with No
	Impaired Loans with		Specific
December 31, 2010	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance

Real estate – commercial and construction	$957,590	$131,765	--	$957,590	$957,590
Commercial and other loans	639,218	231,491	--	639,218	639,218
Total Impaired Loans	$1,596,808	$363,256	--	$1,596,808	$1,596,808

The following table presents the average recorded investment in impaired loans and related interest income recognized for the nine months ended September 30, 2011 and for the year 2010:

	September 30, 2011	December 31, 2010

Average Investment in impaired loans:
Real estate – commercial	$751,315	$969,209
Commercial loans	408,460	543,367
Interest income recognized on an accrual basis on impaired loans:
Real estate – commercial	$0	$71,163
Commercial loans	25,846	33,389
Interest income recognized on a cash basis on impaired loans	0	0

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 7 – LOANS – CONTINUED

Total nonaccrual loans and the related interest for the nine months ended September 30, 2011 and for the year ended December 31, 2010 are as follows.

	2011	2010
Principal outstanding	$618,342	$107,402
Contractual interest due	$36,553	$3,524
Interest income recognized	$--	$--

The following table presents loans that are troubled debt restructurings as of September 30, 2011 and December 31, 2010:

Troubled Debt
Restructurings that
	Troubled Debt		New Troubled Debt		Subsequently
	Restructurings at		Restructurings in		Defaulted during Prior
	Period End		YTD Period		Twelve Months
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2011	Contracts	Investment	Contracts	Investment	Contracts	Investment

Real estate – residential and farm	--	--	--	--	--	--
Real estate – commercial and construction	--	--	--	--	--	--
Commercial and other loans	4	$492,712	1	$244,546	--	--
Consumer and credit card loans	1	1,343	--	--	--	--
Total	5	$494,055	1	$244,546	--	--

Troubled Debt
Restructurings that
	Troubled Debt		New Troubled Debt		Subsequently
	Restructurings at		Restructurings in		Defaulted during Prior
	Period End		YTD Period		Twelve Months
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2010	Contracts	Investment	Contracts	Investment	Contracts	Investment

Real estate – residential and farm	--	--	--	--	--	--
Real estate – commercial and construction	--	--	--	--	--	--
Commercial and other loans	3	$283,205	3	$292,482	--	--
Consumer and credit card loans	--	--	--	--	--	--
Total	3	$283,205	3	$292,482	--	--

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of September 30, 2011 and December 31, 2010.  Included in the Pass category are loans that have not been individually reviewed and graded on an annual basis.

		Special
September 30, 2011	Pass	Mention	Substandard	Doubtful	Total

Real estate – residential and farm	$103,461,898	$1,208,151	$1,504,711	--	$106,174,760
Real estate – commercial and construction	62,791,614	3,274,983	3,794,404	--	69,861,001
Commercial and other loans	39,974,391	435,850	1,099,318	$127,097	41,636,656
Consumer and credit card loans	5,815,718	45,628	28,087	--	5,889,433
Total	$212,043,621	$4,964,612	$6,426,520	$127,097	$223,561,850

		Special
December 31, 2010	Pass	Mention	Substandard	Doubtful	Total

Real estate – residential and farm	$94,542,356	$1,392,351	$1,496,350	--	$97,431,057
Real estate – commercial and construction	50,610,705	6,559,073	4,547,004	--	61,716,782
Commercial and other loans	39,304,012	688,352	1,803,409	$135,369	41,931,142
Consumer and credit card loans	6,808,388	42,215	15,805	--	6,866,408
Total	$191,265,461	$8,681,991	$7,862,568	$135,369	$207,945,389

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 7 – LOANS – CONTINUED

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2011 and December 31, 2010:

		30-59 Days	60-89 Days	Greater Than	Total	Non-
September 30, 2011	Current	Past Due	Past Due	89 Days	Past Due	Accrual	Total Loans

Real estate – residential and farm	$105,707,046	$404,665	$2,144	--	$406,809	$60,905	$106,174,760
Real estate – commercial and construction	69,226,212	89,749	--	--	89,749	545,040	69,861,001
Commercial and other loans	41,321,888	253,043	61,725	--	314,768	--	41,636,656
Consumer and credit card loans	5,874,691	2,345	--	--	2,345	12,397	5,889,433
Total	$222,129,837	$749,802	$63,869	--	$813,671	$618,342	$223,561,850

		30-59 Days	60-89 Days	Greater Than	Total	Non-
December 31, 2010	Current	Past Due	Past Due	89 Days	Past Due	Accrual	Total Loans

Real estate – residential and farm	$97,253,887	$53,829	$15,939	--	$69,768	$107,402	$97,431,057
Real estate – commercial and construction	60,618,420	1,098,362	--	--	1,098,362	--	61,716,782
Commercial and other loans	41,734,675	178,788	17,679	--	196,467	--	41,931,142
Consumer and credit card loans	6,858,090	5,585	1,055	$1,678	8,318	--	6,866,408
Total	$206,465,072	$1,336,564	$34,673	$1,678	$1,372,915	$107,402	$207,945,389

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

An analysis of the change in the allowance for loan losses for the nine months ended September 30, 2011 and the year ended December 31, 2010 follows:

	2011	2010
Balance, Beginning of the period	$2,665,607	$2,441,169
Add:
Provision charged to operations	0	215,182
Loan recoveries	20,083	69,651
Less: Loans charged off	(407,990)	(60,395)
Balance, End of the period	$2,277,700	$2,665,607

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2011.  Activity in the allowance is presented for the nine months ended September 30, 2011:

	Real Estate Residential	Real Estate Commercial	Commercial and	Consumer and
September 30, 2011	and Farm	and Construction	Other Loans	Credit Cards	Total

Allowance for Loan Losses:
Beginning Balance	$671,646	$985,042	$954,526	$54,393	$2,665,607
Charge-offs	(11,220)	(392,831)	--	(3,939)	(407,990)
Recoveries	--	2,700	15,700	1,683	20,083
Provision	13,660	23,715	(37,375)	--	--
Ending Balance	$674,086	$618,626	$932,851	$52,137	$2,277,700

Ending Balance: individually evaluated for impairment	$0	$0	$160,004	$0	$160,004

Ending Balance: collectively evaluated for impairment	$674,086	$618,626	$772,847	$52,137	$2,117,696

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

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  The Company has provided the necessary disclosures in Note 7.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment.  The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment.  The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80).  The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans.  The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements.  For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted.  For nonpublic entities, the amendments are effective for annual periods of fiscal years ending after December 15, 2012, with early adoption permitted.  The amendments should be applied retrospectively for all prior periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

Goodwill and Other Intangible Assets  - As discussed in Note 6 of the consolidated financial statements, filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2010; the Company must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

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

Financial Condition

Total assets at September 30, 2011 were $430.2 million compared to $405.1 million at December 31, 2010, an increase of $25.1 million, or 6.2%.

The asset growth during the first nine months of 2011 generally reflects a $24.8 million, or 7.0% increase in total deposits.  The deposit growth is generally reflective of the Company’s continuing marketing efforts directed at profitable organic growth.

Cash and cash equivalents decreased by $5.4 million or 8.1% from December 31, 2010, to September 30, 2011, with cash and amounts due from depository institutions decreasing $4.2 million. The Company has maintained above normal levels of cash and cash equivalents due to the economic uncertainty in the environment.

Investment securities available for sale increased by $8.6 million or 11.3% from December 31, 2010 to September 30, 2011 due to an increase in suitable securities available to purchase for the portfolio.   Investments held to maturity increased $5.1 million or 12.8% due to some attractive municipal securities available for the portfolio.

Net loans increased by $16.0 million or 7.8% from December 31, 2010 to September 30, 2011.  An increase of $16.9 million occurred in the real estate loan category, which is attributable to increases in residential real estate lending of $7.9 million, an increase in farm lending of $0.8 million, an increase of $6.2 million in commercial real estate lending and an increase of $2.0 million in construction loan activity. The Company has seen increased loan demand in the real estate loan categories, offset by decreases in demand for commercial and consumer loan products. Commercial and other loan balances decreased by $0.3 million and consumer loan balances decreased by $1.0 million.

The Company’s allowance for loan losses at September 30, 2011 totaled $2.3 million, or 1.02% of total loans, as compared to $2.7 million, or 1.28% of total loans at December 31, 2010.

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

Total deposits at September 30, 2011 were $381.0 million compared to $356.2 million at December 31, 2010.  Demand accounts increased $8.1 million, while money market accounts, savings accounts and time deposits accounts increased $9.8 million, $5.4 million and $1.5 million respectively.  Management attributes these changes to the changes in interest rates. A Money Market account is a short term investment that customers use while waiting until the interest rates meet their expectations for longer term time deposits.  Management believes the demand accounts increases are attributable to normal fluctuations due to customer usage.

Federal Home Loan Bank advances decreased $169,000 due to maturities and scheduled repayments, and short-term borrowings decreased $1.3 million at September 30, 2011 from December 31, 2010.

Shareholders’ Equity increased by $1.9 million or 4.3%, which was mainly due to earnings of $2.1 million plus an increase of $0.9 million of net unrealized gain on securities included in other comprehensive income for the first nine months of 2011, decreased by dividends paid totaling $0.9 million and $227,000 in treasury stock purchases. Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines.  At September 30, 2011, the total capital ratio was 18.36%; the Tier I capital ratio was 17.45%, and the leverage ratio was 10.27%, compared to regulatory capital requirements of 8.0%, 4.0% and 4.0% respectively.  These ratios are well in excess of regulatory capital requirements.

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 2011 and 2010

Net income for the nine-month period ended September 30, 2011, was $2,114,000, a decrease of $51,000 or 2.4% from the $2,165,000 reported at September 30, 2010.

Total interest income of approximately $10,832,000 for the nine-month period ended September 30, 2011, compares to $11,213,000 for the same period in 2010, a decrease of $381,000 or 3.4%.  The decrease in total interest income is primarily attributable to a decrease in interest and fees on loans due primarily to a decrease in the average yield on the underlying balances.  See “Average Balance Sheet” for the nine-month periods ended September 30, 2011 and 2010.  The yield on loans decreased to 5.09% for the first nine months of 2011 compared to 5.45% for the first nine months of 2010.  Average loan balances were $214,401,000 for the first nine months of 2011 compared to $210,465,000 for the first nine months of 2010.  The interest on investment securities of $2,543,000 for 2011 compares to $2,540,000 for 2010.  The slight increase in investment income is primarily attributable to an increase in volume.  Average investment balances were $120,036,000 compared to $102,138,000 and the yields were 2.82% compared to 3.32% for the first nine months of 2011 and 2010 respectively.  The interest on Federal Funds decreased due to a decrease in yield from 0.13% to 0.08% and a decrease in average balances from $6,976,000 to 5,265,000.  The interest on balances held at the Federal Reserve Bank increased $32,000 due to an increase in average volume.  The average balance outstanding in Due from Federal Reserve Bank was $53,831,000 compared to $36,340,000 for the first nine months of 2011 and 2010 respectively.  The yield on the excess liquidity in Due from Federal Reserve Bank remained stable at 0.24% for 2010 and 2011.

Total interest expense of $2,906,000 for the nine-month period ending September 30, 2011 represents a decrease of $130,000 from the $3,036,000 reported for the same nine-month period in 2010.  The decrease in interest expense on deposits of $109,000 is due mainly to a decrease in the average rate paid on Time deposits.  The cost of Time deposits was 1.95% compared to 2.18% for this nine-month period of 2011 and 2010, respectively.  The cost on interest bearing liabilities was 1.25%, compared to 1.46% for the nine-month periods of 2011 and 2010 respectively.  Average interest-bearing liabilities were $309,632,000 for the first nine months of 2011 compared to $278,111,000 for the first nine months of 2010.  See “Average Balance Sheet” for the nine-month periods ended September 30, 2011 and 2010.

Net interest income of $7,926,000 for the nine months ended September 30, 2011, compares to $8,178,000 for the same nine-month period in 2010, a decrease of $252,000 or 3.1%.  The foregoing factors culminated in the Company’s attainment of an interest rate spread of 2.42% and a net yield on earning assets of 2.69% in 2011, compared to 2.74% and 3.06% respectively, in 2010. Management believes the Company’s reduction in spread and margin in 2011 primarily stems from the need to carry higher levels of liquidity in the current environment, and does not represent a material adverse trend.  The net interest margin is expected to stabilize but remain low.

The provision for loan losses was $0 for the first nine months of 2011, as compared to $215,000 for the same nine-month period in 2010. The decreased loss provision is attributable to management’s analysis of the allowance for loan losses.  As stated previously, the Company maintains the allowance at a level commensurate with the credit risks inherent in the portfolio.

Total non-interest income for the nine-month period ended September 30, 2011, of $1,393,000 compares to $1,507,000 for the same nine-month period in 2010, a decrease of $114,000 or 7.6%.  Service charges on deposit accounts decreased $76,000 due to a decrease in non-sufficient funds and overdraft fees.  Gains on sale of loans decreased $69,000 primarily due to a decrease in refinancing.  The gain on sale of fixed assets of $253,000 in 2011 represents the gain on the sale of a vacant branch facility.  Recovery on bank owned life insurance (BOLI) income decreased $244,000 in 2011 compared to 2010.

Total non-interest expense of $6,789,000 for the nine months ended September 30, 2011, compares to $7,048,000 for the same nine-month period in 2010.  This represents a decrease of $259,000 or 3.7%.  Salary and employee benefits increased approximately $161,000 due to normal increases in salaries and employee benefits. An impairment loss of $457,000 was recognized during the third quarter of 2010 on a mutual fund owned by the Company. The non-publicly traded mutual fund is comprised solely of community and regional financial institution stocks. The Company reviews its position in all securities quarterly and determined that, at September 30, 2010, the decline in fair value on the mutual fund should be recognized as other than temporary impairment. The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

Income tax expense increased to $416,000 for the nine months ended September 30, 2011, representing a $160,000, or 62.5% increase from the $256,000 of income tax expense recorded in 2010. The increase is primarily attributable to lower levels of tax-exempt income in 2011(including bank-owned life insurance). The Company’s effective tax rate was 16.5% in 2011, as compared to 10.6% in 2010. The principal difference between the Company’s effective tax rate in 2011 and 2010 and the 34% statutory tax rate in effect for both years resulted from the beneficial effects of tax-exempt income.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2011 and 2010

Net income for the three-month period ended September 30, 2011, was $916,000, an increase of $509,000 or 124.9% from the $407,000 reported at September 30, 2010.

Total interest income of approximately $3,683,000 for the three-month period ended September 30, 2011, compares to $3,726,000 for the same period in 2010, a decrease of $43,000 or 1.2%.  The decrease in total interest income is primarily attributable to a decrease in interest and fees on loans due primarily to a decrease in the average yield on the underlying balances.  See “Average Balance Sheet” for the three-month periods ended September 30, 2011 and 2010.  Interest and fees on loans decreased $62,000 or 2.2% for the three-month period ended September 30, 2011 compared to the same period for 2010.    The yield on loans decreased to 5.07% for the three-month period ended September 30, 2011 compared to 5.42% for the three-month period ended September 30, 2010.  Average loan balances were $219,277,000 compared to $209,613,000 for this three-month period of 2011 and 2010, respectively.  The interest on investment securities of $872,000 increased $14,000 or 1.7% for the three-month periods ended September 30, 2011 compared to the same period in 2010. The average balances of investment securities were $122,628,000 for 2011 compared to $106,090,000 for 2010 and the yield was 2.84% compared to 3.23% for this three-month period of 2011 and 2010 respectively.  See “Average Balance Sheet” for the three-month periods ended September 30, 2011 and 2010.

Total interest expense of $942,000 for the three-month period ending September 30, 2011, represents a decrease of $91,000 from the $1,033,000 reported for the same three-month period in 2010.  The decrease in interest expense on deposits of $85,000 is due mainly to the decreases in the average rate paid on the underlying balances of the interest bearing liabilities, specifically the Time deposits.  The cost of Time deposits was 1.90% compared to 2.17% for this three-month period of 2011 and 2010, respectively and the cost of interest bearing liabilities was 1.20% compared to 1.43% for this three-month period of 2011 and 2010 respectively.  The average Time deposits were $171,277,000 for this three-month period of 2011 compared to $161,948,000 for the same three months of 2010. Average interest-bearing liabilities were $315,141,000 for this three-month period of 2011 compared to $289,015,000 for the same three months of 2010.  See “Average Balance Sheet” for the three-month periods ended September 30, 2011 and 2010.

Net interest income of $2,741,000 for the three months ended September 30, 2011, compares to $2,693,000 for the same three-month period in 2010, an increase of $48,000 or 1.8%.  The foregoing factors culminated in the Company’s attainment of an interest rate spread of 2.46% and a net yield on earning assets of 2.72% in 2011, compared to 2.63% and 2.93% respectively, in 2010.

The provision for loan losses was $0 for the three-month period ended September 30, 2011, as compared to $60,000 for the same three-month period in 2010. The decreased loss provision is attributable to management’s analysis of the allowance for loan losses.  As stated previously, the Company maintains the allowance at a level commensurate with the credit risks inherent in the portfolio.

Total non-interest income for the three-month period ended September 30, 2011, of $652,000 compares to $455,000 for the same three-month period in 2010, an increase of $197,000 or 43.3%.  Service charges on deposit accounts decreased $18,000 due to a decrease in non-sufficient funds and overdraft fees.  Gain on sale of loans decreased $54,000 primarily due to a decrease in refinancing.  The gain on sale of fixed assets of $253,000 in 2011 represents the gain on the sale of a vacant branch facility.  The changes in the remaining income accounts were attributable to increases/decreases in items that are normal and recurring in nature.

Total non-interest expense of $2,233,000 for the three months ended September 30, 2011, compares to $2,753,000 for the same three-month period in 2010.  This represents a decrease of $520,000 or 18.9%.  Salary and employee benefits decreased $62,000 or 4.6% due to a reduction in salary expense, offset by higher employee benefits. Insurance and bond expense decreased $46,000 or 41.4% due to a reduction in FDIC assessments.  An impairment loss of $457,000 was recognized during the third quarter of 2010 on a mutual fund owned by the Company. The non-publicly traded mutual fund is comprised solely of community and regional financial institution stocks. The Company reviews its position in all securities quarterly and determined that, at September 30, 2010, the decline in fair value on the mutual fund should be recognized as other than temporary impairment.  The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

Income tax expense (benefit) increased to $244,000 for the three months ended September 30, 2011, representing a $317,000 increase from the $(73,000) of income tax benefit recorded in 2010. The increase is primarily attributable to the a higher level of pre-tax income in 2011.

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

Cash and amounts due from depository institutions and federal funds sold totaled $61.1 million at September 30, 2011.  These assets provide the primary source of liquidity for the Company.  In addition, management has designated a portion of the investment portfolio, $84.7 million as available for sale and has an available unused line of credit of $38.2 million with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at September 30, 2011.  As of September 30, 2011, the Company had commitments to fund loans of approximately $3.5 million and unused lines of credit totaling $53.4 million.

Cash was provided during the nine month period ended September 30, 2011, mainly from operating activities of $2.3 million, the net increase in deposits of $24.8 million, and the maturities and repayments of investment securities of $55.0 million.  Cash was used during the nine month period ended September 30, 2011, mainly for the purchase of investment securities of $67.3 million, to fund loan growth of $16.0 million and to reduce $1.4 million in Federal Home Loan Bank advances and short-term borrowings.  In addition, $924,000 was used to pay dividends to shareholders.  Cash and cash equivalents totaled $61.1 million at September 30, 2011, a decrease of $5.3 million from $66.4 million at December 31, 2010.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

Risk Elements
The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at September 30, 2011, and December 31, 2010.  The Company ceased accruing interest on residential mortgages secured by real estate and consumer loans when principal or interest payments are delinquent 90 days or more.  Commercial loans, that are 90 days or more past due, are reviewed by the Bank President and the loan officers to determine whether they will be classified as nonperforming.  These officers review various factors, which include, but are not limited to, the timing of the maturity of the loan in relation to the ability to collect, whether the loan is deemed to be well secured, whether the loan is in the process of collection, and the favorable results of the analysis of customer financial data.  A nonperforming loan will only be re-classified as a performing loan when stringent criteria have been met.  At the time the accrual of interest is discontinued, future income is recognized only when cash is received or the loan has been returned to performing loan status. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

	September 30,	December 31,
	2011	2010
	(dollars in thousands)

Loans on nonaccrual basis	$618	$107
Loans past due 90 days or more	0	2
Renegotiated loans	0	283
Total nonperforming loans	618	392

Other real estate	0	0
Repossessed assets	0	0
Total nonperforming assets	$618	$392

Nonperforming loans as a percent of total loans	0.28%	0.19%

Nonperforming loans as a percent of total assets	0.14%	0.10%

Nonperforming assets as a percent of total assets	0.14%	0.10%

The allowance for loan losses at September 30, 2011 totaled $2,278,000 or 1.02% of total loans as compared to $2,666,000 or 1.28% at December 31, 2010.  Provisions for loan losses were $0 for the nine months ended September 30, 2011 and $215,000 for the nine months ended September 30, 2010.

The level of funding for the provision is a reflection of the overall loan portfolio.  Nonperforming loans as of September 30, 2011 consists of approximately $545,000 in commercial loans, $61,000 in residential mortgages and approximately $12,000 in consumer loan balances.

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

	Period Ended
	September 30, 2011			September 30, 2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$214,400,815	$8,189,541	5.09%	$210,464,679	$8,601,845	5.45%
Securities-taxable (4)	75,966,677	1,358,161	2.38%	62,347,836	1,373,056	2.94%
Securities-nontaxable (4)	42,184,857	1,124,337	3.55%	37,905,681	1,104,528	3.89%
Securities-Equity (4,5)	1,884,560	60,215	4.26%	1,884,560	61,934	4.38%
Federal funds sold	5,264,812	3,015	0.08%	6,976,357	6,675	0.13%
Due from Federal Reserve Bank	53,830,757	96,659	0.24%	36,339,715	65,314	0.24%
Total interest earnings assets	393,532,478	10,831,928	3.67%	355,918,828	11,213,352	4.20%

Noninterest earning assets:
Cash and due from other institutions	9,369,903			9,477,807
Premises and equipment, net	5,644,398			5,913,166
Accrued interest	1,288,779			1,135,298
Other assets	9,270,350			9,434,916
Less allowance for loan losses	(2,666,797)			(2,530,431)
Total noninterest earnings assets	22,906,633			23,430,756
Total Assets	$416,439,111			$379,349,584

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	$29,912,822	31,991	0.14%	$26,660,254	30,224	0.15%
Money market accounts	51,275,043	203,480	0.53%	43,964,261	256,283	0.78%
Savings deposits	53,973,950	136,813	0.34%	44,761,963	127,967	0.38%
Time deposits	171,045,670	2,501,472	1.95%	157,455,902	2,568,545	2.18%
Short-term borrowings	2,878,754	4,943	0.23%	4,321,467	7,417	0.23%
Federal Home Loan Bank advances	545,342	26,982	6.60%	947,006	45,094	6.35%
Total interest bearing liabilities	309,631,581	2,905,681	1.25%	278,110,853	3,035,530	1.46%

Noninterest bearing liabilities:
Demand deposits	62,003,762			56,611,026
Accrued expenses and other liabilities	2,022,359			2,668,115
Total noninterest bearing liabilities	64,026,121			59,279,141
Shareholders’ equity	42,781,409			41,959,590
Total Liabilities and Shareholders’ Equity	$416,439,111			$379,349,584

Net interest income		$7,926,247			$8,177,822

Interest rate spread (6)			2.42%			2.74%

Net yield on interest earning assets (7)			2.69%			3.06%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $247,000 and $246,000 in 2011 and 2010, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Period Ended
	September 30, 2011			September 30, 2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest Earnings Assets:
Loans (1)(2)(3)	$219,276,714	$2,778,685	5.07%	$209,613,124	$2,840,300	5.42%
Securities-taxable (4)	77,169,116	474,685	2.46%	64,301,850	453,209	2.82%
Securities-nontaxable (4)	43,574,589	379,399	3.48%	39,904,041	384,836	3.86%
Securities-Equity (4,5)	1,884,560	17,531	3.72%	1,884,560	19,250	4.09%
Federal funds sold	4,292,475	430	0.04%	9,222,546	3,225	0.14%
Due from Federal Reserve Bank	56,830,601	32,652	0.23%	42,346,255	25,293	0.24%
Total interest earnings assets	403,028,055	3,683,382	3.66%	367,272,376	3,726,113	4.06%

Noninterest earning assets:
Cash and due from other institutions	9,810,353			9,822,551
Premises and equipment, net	5,544,022			5,856,230
Accrued interest	1,267,327			1,060,478
Other assets	9,346,875			9,523,310
Less allowance for loan losses	(2,659,203)			(2,628,391)
Total noninterest earnings assets	23,309,374			23,634,178
Total Assets	$426,337,429			$390,906,554

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand	$31,127,359	11,385	0.15%	$26,823,225	9,574	0.14%
Money market accounts	54,610,909	62,795	0.46%	49,602,647	87,361	0.70%
Savings deposits	55,361,798	45,021	0.33%	45,727,631	41,257	0.36%
Time deposits	171,277,062	813,762	1.90%	161,948,362	879,956	2.17%
Short-term borrowings	2,273,271	1,317	0.23%	4,122,934	2,396	0.23%
Federal Home Loan Bank advances	490,245	8,069	6.58%	790,521	12,935	6.54%
Total interest bearing liabilities	315,140,644	942,349	1.20%	289,015,320	1,033,479	1.43%

Noninterest bearing liabilities:
Demand deposits	65,306,953			$56,638,381
Accrued expenses and other liabilities	3,074,229			3,654,138
Total noninterest bearing liabilities	68,381,182			60,292,519
Shareholders’ equity	42,815,603			41,598,715
Total Liabilities and Shareholders’ Equity	$426,337,429			$390,906,554

Net interest income		$2,741,033			$2,692,634

Interest rate spread (6)			2.46%			2.63%

Net yield on interest earning assets (7)			2.72%			2.93%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $83,000 and $90,000 in 2011 and 2010, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(7)	Net yield on interest earning assets represents net interest income as a percentage of average interest earning assets.

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

	Nine-Month Period Ended September
	2011 Compared to 2010
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$161	$(573)	$(412)
Securities-taxable	300	(315)	(15)
Securities-nontaxable	125	(106)	19
Securities-equities	0	(2)	(2)
Federal funds sold	(2)	(2)	(4)
Due from Federal Reserve Bank	31	1	32
Total interest earning assets	615	(997)	(382)

Interest expense
Interest bearing demand	4	(2)	2
Money market accounts	43	(95)	(52)
Savings deposits	26	(17)	9
Time deposits	222	(290)	(68)
Short-term borrowing	(2)	(1)	(3)
Federal Home Loan Bank advances	(19)	1	(18)
Total interest bearing liabilities	274	(404)	(130)

Net change in net interest income	$341	$(593)	$(252)

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

	Three-Month Period Ended September
	2011 Compared to 2010
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$131	$(193)	$(62)
Securities-taxable	91	(69)	22
Securities-nontaxable	35	(41)	(6)
Securities-equities	0	(2)	(2)
Federal funds sold	(2)	(1)	(3)
Due from Federal Reserve Bank	9	(1)	8
Total interest earning assets	264	(307)	(43)

Interest expense
Interest bearing demand	2	(1)	1
Money market accounts	9	(33)	(24)
Savings deposits	9	(5)	4
Time deposits	51	(117)	(66)
Short-term borrowing	(1)	0	(1)
Federal Home Loan Bank advances	(5)	0	(5)
Total interest bearing liabilities	65	(156)	(91)

Net change in net interest income	$199	$(151)	$48

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1 -       Legal Proceedings

None

Item 1A –   Risk Factors

 Not Applicable to Smaller Reporting Companies.

Item 2 -        Unregistered sales of equity securities and use of proceeds

 The Company did not engage in any unregistered sales of its securities during the quarter ended September 30, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2011	50	$109.26	N/A	N/A
August 1 – 31, 2011	1,554	$109.82	N/A	N/A
September 1 – 30, 2011	0	--	N/A	N/A
Total (1)	1,604	$109.80	N/A	N/A

(1) 1,604 shares of common stock were purchased by Killbuck Bancshares in open-market transactions.

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

Killbuck Bancshares, Inc.

Date: November 9, 2011	By: /s/ Craig Lawhead
Craig Lawhead
President and Chief Executive Officer

Date: November 9, 2011	By: /s/ Lawrence Cardinal
Lawrence Cardinal
Chief Financial Officer