Form 10-K
period 2011-12-31
KILLBUCK BANCSHARES INC
filed 2012-03-27
CIK 1060455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes [   ]No  [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes [   ]No  [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  [x] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regional S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]No  [ x ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, calculated by reference to the stock valuation done on Killbuck Bancshares, Inc. common stock as of June 30, 2011 was $63.8 million (Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose):

There were 613,771 shares of no par value common stock outstanding as of December 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the 2011 Annual Report to Shareholders

2.	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2011. (Part III)

FORM 10-K INDEX

PART I

Item 1.	Business

Item 1A	Risk Factors

Item 1B	Unresolved Staff Comments

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Mine Safety Disclosures

PART II

Item 5.	Market for the Registrant's Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

Item 1.  Business

Killbuck Bancshares, Inc. (the "Company") was incorporated under the laws of the State of Ohio for the primary purpose of acquiring and holding all of the outstanding shares of The Killbuck Savings Bank Company (the “Bank”).  The principal office of the Company is located at 165 N. Main Street, Killbuck, Ohio.  The Killbuck Savings Bank Company was incorporated under the banking laws of the State of Ohio in 1900.

The Bank is headquartered in Killbuck, Ohio, which is in Holmes County. Holmes County is located in northeastern Ohio, and has a population of approximately 42,000.

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
The Company, through its Bank subsidiary, conducts the business of a commercial banking organization.  At December 31, 2011, the Company and its subsidiary had total consolidated assets of $436.5 million and total consolidated shareholders’ equity of $45.2 million.  The capital of the Company consists of 1,000,000 authorized shares of capital stock, no par value of which 613,771 shares were issued and outstanding at December 31, 2011 to 988 shareholders.

The Bank is a state chartered commercial bank, regulated by the Ohio Division of Financial Institutions ("ODFI") and the Federal Reserve Board (“FRB”), with its deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent permitted by law.

Employees

As of December 31, 2011, the Bank had 100 full-time and 21 part-time employees.  The Company had no employees.  The Bank provides a number of benefits for its full-time employees, including health and life insurance, pension, workers' compensation, social security, paid vacations, and numerous bank services.  No employees are union participants or subject to a collective bargaining agreement.

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

There are eight financial institutions operating in Holmes County.  As of June 30, 2011 (the most recent date for which such information is available), the Bank had the largest market share with $288.3 million in total deposits as of such date, representing a market share of approximately 45%.  The institution with the second largest market share had deposits of $231.7 million as of such date, representing a market share of approximately 36%.

Regulation and Supervision

The following is a summary of certain statutes and regulations affecting the Company and its subsidiary.  This summary is qualified in its entirety by such statutes and regulations.

The Company

General

The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, ("BHC Act") and as such is subject to regulation by the FRB.  A bank holding company is required to file with the FRB quarterly reports and other information regarding its business operations and those of its subsidiaries.  A bank holding company and its subsidiary banks are also subject to examination by the FRB.

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

Securities Laws and Compliance

In 1998, the Company's common stock was registered under the Securities Exchange Act of 1934, as amended ("1934 Act").  This registration requires ongoing compliance with the 1934 Act and its periodic filing requirements, as well as a wide range of federal and state securities laws.  These requirements include, but are not limited to, the filing of annual, quarterly and other reports with the SEC, certain requirements as to the solicitation of proxies from shareholders, as well as other proxy rules, and compliance with the reporting requirements and "short-swing" profit rules imposed by section 16 of the 1934 Act.

The Bank

The Company operates the Bank as its only subsidiary.  As an Ohio state-chartered commercial bank, the Bank is supervised and regulated by the ODFI, and is subject to the laws and regulations applicable to all Ohio commercial banks.

Capital Requirements

The FRB, ODFI, and FDIC require banks and holding companies to maintain minimum capital ratios.

The FRB has promulgated "risk-adjusted" capital guidelines for bank holding companies.  The ODFI and FDIC have adopted substantially similar risk-based capital guidelines with respect to the Bank.  These ratios involve a mathematical process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the Company's capital base.  The rules set the minimum guidelines for the ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) at 8%.  At least half of the total capital is to be composed of common equity, retained earnings, and a limited amount of perpetual preferred stock less certain goodwill items ("Tier 1 Capital").  The remainder may consist of a limited amount of subordinated debt, other preferred stock, or a limited amount of loan loss reserves.

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

At December 31, 2011, the Company’s respective total and Tier 1 risk-based capital ratios and leverage ratios significantly exceeded the minimum regulatory requirements.  See Notes to the Consolidated Financial Statements included in the Annual Report and incorporated herein by reference in the report as Exhibit 13.

In addition, the Federal Deposit Insurance Company Improvement Act of 1991 ("FDICIA"), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do no meet minimum capital requirements based on these categories.  Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations.  An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the banks or thrift’s assets at the time it became undercapitalized and the amount needed to comply with the plan.  As of December 31, 2011, the Company’s banking subsidiary was well capitalized pursuant to these prompt corrective action guidelines.

Dividend Regulation

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by the Bank.  Generally, the Bank may not declare a dividend, without ODFI approval, if the total of dividends declared in a calendar year exceeds the total of its net income for that year combined with its retained earnings of the preceding two years.  At December 31, 2011, the Bank had the ability to pay dividends of approximately $3.0 million to the Company without prior regulatory approval.

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

FDIC Insurance

All of the Bank’s deposits are insured under the Federal Deposit Insurance Act by the FDIC to the fullest extent permitted by law.  As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The federal deposit insurance system was overhauled in 2006 as a result of the enactment of The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law in February of 2006. Pursuant to the Reform Act, the FDIC has modified its risk-based assessment system for deposit insurance premiums. Under the new system, all insured depository institutions are placed into one of four categories and assessed insurance premiums based primarily on their level of capital and supervisory evaluations.

For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35, and 50 basis points, respectively. For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32, and 45 basis points, respectively. An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions, based on the ratio of certain amounts of Tier 1 capital to deposits. The assessment rate may be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III, and IV whose ratio of brokered deposits to deposits exceeds 10%. Reciprocal deposit arrangements like CDARS were treated as brokered deposits for Risk Category II, III, and IV institutions but not for institutions in Risk Category I. An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%. The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16, and 22.5 basis points, respectively, provided that the adjustment may not increase an institution’s base assessment rate by more than 50%.

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009 payable on September 30, 2009 and reserved the right to impose additional special assessments. In lieu of further special assessments, on November 12, 2009 the FDIC approved a final rule to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. For purposes of estimating future assessments, an institution would assume 5% annual growth in the assessment base and a three basis point increase in the current assessment rate for 2011 and 2012. The prepaid assessment would be applied against the actual assessment until exhausted. Any funds remaining after June 30, 2013 would be returned to the institution. If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it could apply for an exemption.

On February 7, 2011, the FDIC adopted a final rule on deposit insurance assessments, implementing a change in the deposit insurance assessment base, as required by the Dodd-Frank Act. The final rule also changed the assessment rates. Under the new rule, deposit insurance assessments are based on average total assets, less average tangible equity capital instead of average total deposits. Base assessment rates were reduced to between 5 and 9 basis points for institutions in Risk Category I, 14 basis points for institutions in Risk Category II, 23 basis points for institutions in Risk Category III, and 35 basis points for institutions in Risk Category IV. The changes to the assessment base and the base rates became effective April 1, 2011.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged .00835 % of insured deposits on an annualized basis in fiscal year 2011. These assessments will continue until the FICO bonds mature in 2017.

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

Recent Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) signed by the President on July 21, 2010 posed a significant impact on financial regulations. Certain provisions such as the permanent increase in deposit insurance coverage had an immediate effective date. Provisions regarding rules for interchanges fees on electronic debit transactions were effective July 21, 2011. Other provisions which, though intended to provide regulatory relief to community banks, may require time and further analysis to evaluate the actual consequences. Implementation of the Dodd-Frank Act provisions, which are conservatively estimated at more than 5,000 pages of new or expanded regulations for banks, will result in new rulemaking by the federal regulatory agencies over the next several years. Fully implementing the new and expanded regulation will involve ensuring compliance with extensive new disclosure and reporting requirements. The Dodd-Frank Act created an independent regulatory body, the Bureau of Consumer Financial Protection (“Bureau”), with authority and responsibility to set rules and regulations for most consumer protection laws applicable to all banks — large and small — adds another regulator to scrutinize and police financial activities. Transfer to the Bureau of all consumer financial protection functions for designated laws by the other federal agencies was completed during 2011. The Bureau has responsibility for mortgage reform and enforcement, as well as broad new powers over consumer financial activities which could impact what consumer financial services would be available and how they are provided. The following consumer protection laws are the designated laws that will fall under the Bureau’s rulemaking authority: the Alternative Mortgage Transactions Parity Act of 1928, the Consumer Leasing Act of 1976, the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act, the Fair Credit Reporting Act subject to certain exclusions, the Fair Debt Collection Practices Act, the Home Owners Protection Act, certain privacy provisions of the Gramm-Leach-Bliley Act, the Home Mortgage Disclosure Act (HMDA), the Home Ownership and Equity Protection Act of 1994, the Real Estate Settlement Procedures Act (RESPA), the S.A.F.E. Mortgage Licensing Act of 2008 (SAFE Act), and the Truth in Lending Act. Review and revision of current financial regulations in conjunction with added new financial service regulations will heighten the regulatory compliance burden and increase litigation risk for the banking industry.

Also, in response to unprecedented financial market turmoil, the Emergency Economic Stabilization Act of 2008 ("EESA") was enacted in 2008. EESA authorized the U.S. Treasury Department to provide up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (“TARP”). Of this amount, Treasury allocated $250 billion to the TARP Capital Purchase Program. On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury. The Secretary's authority under TARP expired on December 31, 2009. The Company previously determined to not participate in the TARP Capital Purchase Program.

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

Item 1A   Risk Factors

Not applicable to Smaller Reporting Companies.

Item 1B   Unresolved Staff Comments

None

Item 2 Description of Property

Properties

The Company and the Bank’s executive offices are located at 165 North Main Street, Killbuck, Ohio.  The Company pays no rent or other form of consideration for the use of this facility. All office properties are owned by the Bank except the German Village Branch, which is leased.  The Bank has seven offices located in Holmes County (1), two in Knox County (2), and one in Tuscarawas County (3).  The Bank’s total investment in office property and equipment was $11.1 million with a net book value $5.5 million at December 31, 2011.  The offices are at the following locations.

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

Item 4 Mine Safety Disclosures

None

PART II

Item 5 Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities

At December 31, 2011, there were 613,771 of the Company’s shares issued and outstanding, held by 988 shareholders of record and in street name.  While there is no established public trading market for our common stock, our shares are currently quoted in the inter-dealer quotation, or “over-the-counter,” marketplace under the trading symbol “KILB.” Over-the-counter securities are generally considered to be any equity securities not otherwise listed on a national exchange, such as NASDAQ, NYSE or Amex.  The principal over-the-counter market is operated by OTC Markets Group, Inc. (formerly Pink OTC Markets Inc.), which provides quotes for the Company on its middle tier, the OTCQB.  All OTCQB companies are reporting with the SEC or a U.S. banking regulator, but there are no financial or qualitative standards to be in this tier.  Community Banc Investments (“CBI”), a licensed intrastate securities dealer that specializes in marketing the stock of independent banks located in Ohio, also handles a limited amount of the Company’s stock transactions.

The common stock of the Company trades infrequently.  Parties interested in buying or selling the Company’s stock are generally referred to CBI.  The quarterly high and low price information in the table below was obtained from CBI and the OTC Markets Group, Inc.

Quarter Ended		High	Low	Cash Dividends Paid

2011	March 31	$107.27	$106.37	N/A
	June 30	109.04	108.01	$1.50
	September 30	110.95	109.26	N/A
	December 31	111.64	110.29	$1.55

2010	March 31	$106.39	$104.74	N/A
	June 30	107.59	106.72	$1.50
	September 30	108.83	107.45	N/A
	December 31	109.52	107.71	$1.55

Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those prices that have been reported.  Because of the lack of an established market for the Company’s stock, these prices may not reflect the actual prices at which the stock would trade in a more active market.

Cash dividends are paid on a semi-annual basis.  The Company has paid regular semi-annual cash dividends for the last twenty years, and assuming the ability to do so, it is management’s intent that the Company will continue to declare regular semi-annual cash dividends.

For information on dividends per share, earnings per share and ratio of dividends to earnings per share, see the Selected Financial Data of the 2011 Annual Report to Shareholders of Killbuck Bancshares, Inc, included in this Report as Exhibit 13 and incorporated herein by reference.

The ability of the Company to pay dividends will depend on the earnings of the Bank and its financial condition, as well as other factors such as market conditions, interest rates and regulatory requirements.  Therefore, no assurances may be given as to the continuation of the Company's ability to pay dividends or maintain its present level of earnings.  For a discussion on Bank dividends see the Notes to the Consolidated Financial Statements of the 2011 Annual Report to Shareholders of Killbuck Bancshares, Inc. included in this Report as Exhibit 13 and incorporated herein by reference.

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

Unregistered Sales of Equity Securities and Use of Proceeds
None

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2011	100	$111.35	N/A	N/A
November 1 – 30, 2011	--	--	N/A	N/A
December 1 – 31, 2011	--	--	N/A	N/A
Total (2)	100	$111.35	N/A	N/A

(1)	The Company does not have any publicly announced share repurchase plans as of December 31, 2011.
(2)	100 shares of common stock were purchased by Killbuck Bancshares in open-market transactions.

Item 6 Selected Consolidated Financial Data

Selected Consolidated Financial Data of the 2011 Annual Report to Shareholders of Killbuck Bancshares, Inc. is included in this Report as part of Exhibit 13, and is incorporated herein by reference.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2011 Annual Report to Shareholders of Killbuck Bancshares, Inc. and filed with this Report as Exhibit 13, and incorporated herein by reference.

Investment Portfolio

Book Value of Investments

Carrying values of investment securities at December 31 are as follows (in thousands):

Securities available for sale:	2011	2010	2009	2008	2007
Obligations of U.S. Government
Agencies and Corporations	$97,599	$75,486	$64,841	$50,939	$53,116
Mutual funds	503	559	494	611	1,000
Total securities available for sale	98,102	76,045	65,335	51,550	54,116
Securities held to maturity:
Obligations of state and political subdivisions	41,040	39,332	35,087	32,168	29,552
Total securities held to maturity	41,040	39,332	35,087	32,168	29,552
Total	$139,142	$115,377	$100,422	$83,718	$83,668

MATURITY SCHEDULE OF INVESTMENTS

The following table presents the investment portfolio, the weighted average yield and maturities at December 31, 2011 (dollars in thousands):

	Within three months		After three months but Within one year		After one year but Within five years		After five but Within ten years		After 10 years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Available for Sale (1)
Mortgage backed securities	$--	0.00%	$895	1.87%	$393	5.45%	$--	0.00%	$3,434	0.86%	$4,722
Obligations of U.S.
Government sponsored enterprises	$--	0.00%	$--	0.00%	$49,861	1.84%	$43,016	2.10%	$--	0.00%	$92,877
Mutual funds	$--	0.00%	$503	0.00%	$--	0.00%	$--	0.00%	$--	0.00%	$503
Total	$--	0.00%	$1,398	1.20%	$50,254	1.87%	$43,016	2.10%	$3,434	0.86%	$98,102
Held to Maturity
Obligations of state and political subdivisions (2)	$--	0.00%	$2,538	3.85%	$14,598	3.59%	$23,048	3.41%	$856	3.12%	$41,040
Total	$--	0.00%	$2,538	3.85%	$14,598	3.59%	$23,048	3.41%	$856	3.12%	$41,040

(1)	The weighted average yield has been computed using the historical amortized cost for available for sale securities.
(2)	Weighted average yields on nontaxable obligations have been computed based on actual yield stated on the security.

Excluding holdings of U.S. Treasuries and Government sponsored enterprises; there were no investments in securities of any one issuer that exceeded 10% of the Company’s shareholders equity at December 31, 2011.

TYPES OF LOANS

The following table presents the composition of the loan portfolio (before consideration of loan origination fees and the allowance for loan losses), as well as the percentage of loans by type (dollars in thousands):

	2011		2010		December 31, 2009		2008		2007
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real estate-residential	$97,583	43.0%	$87,506	42.1%	$81,505	38.8%	$72,663	35.8%	$72,858	36.6%
Real estate-farm	11,028	4.8	9,925	4.8	9,729	4.6	8,843	4.4	9,967	5.0
Real estate-commercial	58,214	25.7	51,311	24.7	57,924	27.6	59,505	29.3	59,817	30.0
Real estate-construction	12,468	5.5	10,406	5.0	11,873	5.6	12,077	5.9	7,778	3.9
Commercial and other	41,667	18.4	41,931	20.2	43,068	20.5	43,239	21.3	41,678	20.9
Consumer and credit card	5,865	2.6	6,866	3.2	6,140	2.9	6,901	3.3	7,201	3.6
	$226,825	100.0%	$207,945	100.0%	$210,239	100.0%	$203,228	100.0%	$199,299	100.0%

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

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATE

The following table presents maturity distribution and interest rate sensitivity of real estate – commercial, real estate - construction and commercial and other loans at December 31, 2011 (dollars in thousands):

	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total
Real estate – commercial	$41,485	$14,172	$2,557	$58,214
Real estate – construction	9,069	3,092	307	12,468
Commercial and other	32,688	8,886	93	41,667
	$83,242	$26,150	$2,957	$112,349
Fixed interest rates	$3,419	$11,947	$1,421	$16,787
Variable interest rates	79,823	14,203	1,536	95,562
	$83,242	$26,150	$2,957	$112,349

RISK ELEMENTS

Loans are subject to ongoing periodic monitoring by management and the Board of Directors.  The Company ceases accruing interest on residential mortgages secured by real estate and consumer loans when principal or interest payments are delinquent 90 days or more.  Commercial loans that are 90 days or more past due are reviewed by the Executive Vice President and the loan officer to determine whether they will be classified as nonperforming.  These officers review various factors which include, but are not limited to, the timing of the maturity of the loan in relation to the ability to collect, whether the loan is deemed to be well secured, whether the loan is in the process of collection, and the favorable results of the analysis of customer financial data.  A nonperforming loan will only be reclassified as a performing loan when stringent criteria have been met.  At the time the accrual of interest is discontinued, future income is recognized only when cash is received or the loan has been returned to performing loan status.  Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.  At December 31, 2011, the Company had nonperforming loans of $597,000. The following table presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, renegotiated loans, other real estate and repossessed assets at December 31, (dollars in thousands).

	At December 31,
	2011	2010	2009	2008	2007
Loans on nonaccrual basis	$596	$107	$-	$73	$839
Loans past due 90 days or more	1	2	-	-	-
Renegotiated loans (1)	-	-	-	-	-
Total nonperforming loans	597	109	-	73	839
Other real estate	-	-	23	-	-
Repossessed assets	-	-	-	-	-
Total nonperforming assets	$597	$109	$23	$73	$839
Nonperforming loans as a percent of total loans	.26%	.05%	.00%	.04%	.42%
Nonperforming loans as a percent of total assets	.14%	.03%	.00%	.02%	.25%
Nonperforming assets as a percent of total assets	.14%	.03%	.01%	.02%	.25%

(1)  Excludes renegotiated loans that are performing or reported as nonaccrual.

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $54,000 for the year ended December 31, 2011.

There are not any loans as of December 31, 2011, other than those discussed above, where known information about the borrower caused management to have serious doubts about the borrower’s ability to comply with their contractual repayment obligations.  There are no concentrations of loans to borrowers engaged in similar activities which exceed 10% of total loans of which management is aware.  Based upon the ongoing quarterly review and assessment of credit quality, management is not aware of any trends or uncertainties related to any accounts which might have a material adverse effect on future earnings, liquidity or capital resources.

There are no other interest-bearing assets that would be subject to disclosure as either nonperforming or impaired other than those disclosed in the Notes to the Consolidated Financial Statements for December 31, 2011, attached hereto as Exhibit 13 to this Annual Report on Form 10K.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
Allowance for loan losses at beginning of year	$2,666	$2,441	$2,525	$2,510	$2,394
Provision charged to expense	-	215	2	61	127
Charge-offs:
Real estate-residential	19	50	21	19	6
Real estate-farm	-	-	-	-	-
Real estate-commercial	393	-	37	33	71
Real estate-construction	-	-	-	-	-
Commercial and other	-	-	59	37	16
Consumer and credit card	5	10	16	24	39
Total charge-offs	417	60	133	113	132
Recoveries:
Real estate-residential	-	1	-	-	57
Real estate-farm	-	-	-	-	-
Real estate-commercial	4	44	12	42	27
Real estate-construction	-	-	-	-	-
Commercial and other	20	19	19	14	16
Consumer and credit card	2	6	16	11	21
Total recoveries	26	70	47	67	121
Net charge-offs	391	(10)	86	46	11
Allowance for loan losses at end of period	$2,275	$2,666	$2,441	$2,525	$2,510
Total loans outstanding	$226,825	$207,945	$210,239	$203,228	$199,299
Average loans outstanding	$217,016	$210,091	$207,846	$201,179	$202,692
Allowance for loan losses as a percent of total loans	1.00%	1.28%	1.16%	1.24%	1.26%
Net charge-offs as a percent of average loans	.18%	.00%	.04%	.02%	.01%

The Bank reviews the adequacy of its allowance for loan losses on a quarterly basis.  In determining the adequacy of its allowance account the Bank makes allocations based upon loan categories, nonaccrual, past due and classified loans.  The Bank has determined that the allowance is adequate as of December 31, 2011, based upon its analysis and experience.  However, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses.

The following table presents management’s estimate of the allocation of the allowance for loan losses among the loan categories, although the entire allowance balance is available to absorb any actual charge-offs that may occur, along with the percentage of loans in each category to total loans for the years ended December 31 (dollars in thousands):

	2011		2010		2009		2008		2007
	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans
Real estate – residential	$604	43.0%	$603	42.1%	$850	38.8%	$524	35.8%	$621	36.6%
Real estate – farm	70	4.8	69	4.8	55	4.6	212	4.4	21	5.0
Real estate – commercial	519	25.7	887	24.7	580	27.6	990	29.3	566	30.0
Real estate – construction	98	5.5	98	5.0	67	5.6	-	5.9	-	3.9
Commercial and other loans	933	18.4	955	20.2	793	20.5	544	21.3	1,191	20.9
Consumer and credit loans	51	2.6	54	3.2	96	2.9	255	3.3	111	3.6
	$2,275	100.0%	$2,666	100.0%	$2,441	100.0%	$2,525	100.0%	$2,510	100.0%

CONTRACTUAL OBLIGATIONS

The following table presents, as of December 31, 2011, significant fixed and determinable contractual obligations to third parties by payment date.  Further discussion of the nature of each obligation is included in the referenced Note to the Consolidated Financial Statements for December 31, 2011, attached hereto as Exhibit 13 to this Annual Report on Form 10K.

(In thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Borrowed funds	8,9	$1,134	$151	$75	$1	$1,361
Certificates of deposit	7	86,616	49,972	35,214	4	171,806
Operating leases	12	20	28	-	-	48
Deposits without a stated maturity	N/A	217,257	-	-	-	217,257
Total		$305,027	$50,151	$35,289	$5	$390,472

COMMITMENTS

The following table details the amounts and expected maturities of significant commitments as of December 31, 2011.  Further discussion of these commitments is included in Notes to the Consolidated Financial Statements, attached hereto as Exhibit 13 to this Annual Report on Form 10K.

(In thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total

Commitments to extend credit
Commercial	$24,280	$152	$9	$-	$24,441
Residential real estate	6,750	305	-	-	7,055
Revolving home equity	-	-	-	15,631	15,631
Credit card lines	4,131	-	-	-	4,131
Standby letters of credit	834	-	-	-	834

Item 7A Quantitative and Qualitative Disclosures About Market Risk

See the section Quantitative and Qualitative Disclosures About Market Risk contained in the Company’s Management Discussion and Analysis attached hereto as Exhibit 13 and incorporated herein by reference.

Item 8 Financial Statements and Supplementary Data

The report of the Independent Registered Public Accountants and the Consolidated Financial Statements included in the 2011 Annual Report to Shareholders of Killbuck Bancshares, Inc. and filed with this Report as Exhibit 13 are incorporated herein by reference.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s calendar quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management is required to evaluate, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s internal control over financial reporting as of the end of each year and did so most recently for its financial reporting as of December 31, 2011.  Management’s assessment of the effectiveness of the Company’s internal control over financial reporting was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2011.  This Annual Report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission which permits the Company to provide only management’s report in this Annual Report.

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

Item 9B. Other Information

None

PART III

Item 10 Directors, Executive Officers and Corporate Governance

The following table lists the Executive Officers of the Company and its subsidiary, The Killbuck Savings Bank Company, and certain other information with respect to each individual as of December 31, 2011.  The information required by this item with respect to Directors and other executive officers of the Company and its subsidiary, The Killbuck Savings Bank Company, is incorporated herein by reference to the information under the heading “Election of Directors and Information with Respect to Directors and Officers” in the Proxy Statement of the Company.  The information required regarding disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the information under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement of the Company.

Name	Age	All Positions with Company and Bank

Craig A. Lawhead	54	President and CEO of the Company and CEO of the Bank since March 2011. Vice president and treasurer of Company from 1992 to March 2011;
President of the Bank since May 2010;
Executive vice president of the Bank from 1991 to May 2010;
Director of both the Company and the Bank since December 2010.

Victor H. Weaver	50	Vice president and treasurer of the Company since March 2011; Executive vice president of the Bank since December 2010; Vice president of the Bank from 2002 to December 2010.

Luther E. Proper	62
Senior vice president/administration of the Company and the Bank since
March 2011. President and CEO of the Company and CEO of the Bank
from 1991 to March 2011. Vice-chairman of the Board of Directors of both the Company and the Bank since 2001.

Lawrence M. Cardinal	60	Vice president and secretary of the Company since June 2010; Senior vice president and Chief Financial Officer of Bank since June 2010.

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

Item 13 Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the information under the heading “Director Independence and Related Party Transactions” in the Proxy Statement of the Company and in the Notes to Consolidated Financial Statements included in the 2011 Annual Report to Shareholders filed with this Report as Exhibit 13.

Item 14 Principal Accounting Fees and Services

Information required by this item is incorporated herein by reference to the information under the heading “Audit Committee Report” in the Proxy Statement of the Company.

PART IV

Item 15 Exhibits and Financial Statement Schedules

Financial Statements and Schedules

The following Consolidated Financial Statements of Killbuck Bancshares, Inc. included in the Annual Report to Shareholders covering the Years Ended December 31, 2011, 2010, and 2009 are incorporated by reference in item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet at December 31, 2011 and 2010
Consolidated Statement of Income for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statement of Changes in Shareholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statement of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

Schedules are omitted because they are inapplicable, not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

Exhibits

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit Number	Description

3(i)	Certificate and Articles of Incorporation of Killbuck Bancshares, Inc.*

3(ii)	Code of Regulations of Killbuck Bancshares, Inc.*

10.1	Employment Agreement dated April 23, 2007 between Killbuck Savings Bank Company and Luther E. Proper. **

10.2	Employment Agreement dated April 23, 2007 between Killbuck Savings Bank Company and Craig A. Lawhead. **

12	Statement regarding computation of ratios.

13	Portions of the 2011 Annual Report to Shareholders

21	Subsidiary of the Holding Company.*

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance ***

101.SCH	XBRL Taxonomy Extension Schema ***

101.CAL	XBRL Taxonomy Extension Calculation ***

101.DEF	XBRL Taxonomy Extension Definition ***

101.LAB	XBRL Taxonomy Extension Labels ***

101.PRE	XBRL Taxonomy Extension Presentation ***

*	Incorporated by reference to an identically numbered exhibit to the Form 10 (File No. 000-24147) filed with the SEC on April 30, 1998 and subsequently amended on July 8, 1998 and July 31, 1998.

**	Incorporated by reference to an identically numbered exhibit to the Form 8-K filed with the SEC on April 23, 2007.

***
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

Signatures	Description	Date

/s/ Craig A. Lawhead	President, Chief Executive	March 26, 2012
Craig A. Lawhead	Officer and Director

/s/ Luther E. Proper	Senior Vice President/	March 26, 2012
Luther E. Proper	Administration and Director

/s/ John W. Baker	Director	March 26, 2012
John W. Baker

/s/ Ted Bratton	Director	March 26, 2012
Ted Bratton

/s/ Gail E. Patterson	Director	March 26, 2012
Gail E. Patterson

/s/ Allan R. Mast	Director	March 26, 2012
Allan R. Mast

/s/ Max A. Miller	Director	March 26, 2012
Max A. Miller

/s/ Dean J. Mullet	Director	March 26, 2012
Dean J. Mullet

/s/ Michael S. Yoder	Director	March 26, 2012
Michael S. Yoder

/s/ Lawrence M. Cardinal	Chief Financial and Chief	March 26, 2012
Lawrence M. Cardinal	Accounting Officer