Form 10-Q
period 2012-03-31
KILLBUCK BANCSHARES INC
filed 2012-05-11
CIK 1060455

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2012

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
Yes ___            No x

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

Class:  Common Stock, no par value
Outstanding at May 7, 2012: 613,521

KILLBUCK BANCSHARES, INC.

Killbuck Bancshares, Inc.
CONSOLIDATED BALANCE SHEET

	March 31, 2012 (unaudited)	December 31, 2011
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$67,956,341	$51,528,204
Federal funds sold	4,061,000	3,168,000
Total cash and cash equivalents	72,017,341	54,696,204
Investment securities:
Securities available for sale	90,102,771	98,102,214
Securities held to maturity (fair value of $44,263,744 and $43,833,969)	41,617,484	41,039,935
Total investment securities	131,720,255	139,142,149
Loans (net of allowance for loan losses of $2,440,596 and $2,275,176)	228,909,378	224,333,021
Loans held for sale, at lower of cost or market	74,500	--
Premises and equipment, net	5,408,754	5,460,594
Accrued interest receivable	1,534,297	1,121,007
Bank-owned life insurance	7,514,095	7,448,771
Goodwill, net	1,329,249	1,329,249
Other assets	3,118,286	3,003,406
Total assets	$451,626,155	$436,534,401
LIABILITIES
Deposits:
Noninterest bearing demand	$77,653,978	$75,875,791
Interest bearing demand	33,599,021	34,785,442
Money market	55,408,516	46,570,972
Savings	63,088,538	60,024,882
Time	172,895,764	171,806,036
Total deposits	402,645,817	389,063,123
Short-term borrowings	1,565,000	945,000
Federal Home Loan Bank advances	358,533	415,776
Accrued interest and other liabilities	1,007,192	887,671
Total liabilities	405,576,542	391,311,570
SHAREHOLDERS’ EQUITY
Common stock – No par value: 1,000,000 shares authorized, 718,431 issued	8,846,670	8,846,670
Retained earnings	46,564,355	45,840,968
Accumulated other comprehensive income	528,968	397,793
Treasury shares, at cost (104,910 and 104,660 shares at March 31, 2012 and December 31, 2011, respectively)	(9,890,380)	(9,862,600)
Total shareholders’ equity	46,049,613	45,222,831
Total liabilities and shareholders’ equity	$451,626,155	$436,534,401

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
INTEREST INCOME
Interest and fees on loans	$2,803,558	$2,700,449
Federal funds sold and other	23,469	31,939
Investment securities:
Taxable	484,496	444,666
Exempt from federal income tax	351,456	372,649
Total interest income	3,662,979	3,549,703
INTEREST EXPENSE
Deposits	854,874	972,964
Federal Home Loan Bank advances	6,314	9,926
Short-term borrowings	920	1,803
Total interest expense	862,108	984,693
NET INTEREST INCOME	2,800,871	2,565,010
Provision for loan losses	--	--
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,800,871	2,565,010
NONINTEREST INCOME
Service charges on deposit accounts	239,137	241,276
Gain on sale of loans, net	--	12,934
Bank-owned life insurance	65,324	56,988
Other income	29,847	42,048
Total noninterest income	334,308	353,246
NONINTEREST EXPENSE
Salaries and employee benefits	1,351,797	1,309,534
Occupancy and equipment expense	250,315	251,329
Professional fees	68,249	59,636
Franchise tax	138,800	135,050
Insurance and bond expense	67,134	122,692
Stationery, supplies and printing	36,114	33,527
Postage, express and freight	51,510	61,955
Data processing	49,517	69,633
Advertising expense	41,714	40,910
Other expenses	189,329	216,991
Total noninterest expense	2,244,479	2,301,257
INCOME BEFORE INCOME TAXES	890,700	616,999
Income taxes	167,313	49,262
NET INCOME	$723,387	$567,737
Earnings per common share	$1.18	$0.92
Weighted average shares outstanding	613,637	615,897

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Net Income	$723,387	$567,737
Other comprehensive income:
Net unrealized gain on securities available for sale	198,750	170,252
Tax effect	(67,575)	(57,886)
Other comprehensive income	131,175	112,366
Comprehensive Income	$854,562	$680,103

 See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2012

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Shares	Total Shareholders’ Equity
Balance, December 31, 2011	$8,846,670	$45,840,968	$397,793	$(9,862,600)	$45,222,831
Net income		723,387			723,387
Net unrealized gain on securities, net of tax $67,575			131,175		131,175
Purchase of treasury shares, at cost (250 shares)				(27,780)	(27,780)
Balance, March 31, 2012 (Unaudited)	$8,846,670	$46,564,355	$528,968	$(9,890,380)	$46,049,613

See accompanying notes to the unaudited consolidated financial statements.

Killbuck Bancshares, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$723,387	$567,737
Adjustments to reconcile net income to net cash provided by
Operating activities:
Gain on sale of loans	--	(12,934)
Provision for depreciation and amortization	124,036	119,632
Origination of loans held for sale	(74,500)	(1,151,100)
Proceeds from the sale of loans	--	1,484,034
Bank-owned life insurance income	(65,324)	(52,038)
Net change in:
Accrued interest and other assets	(595,746)	(363,843)
Accrued expenses and other liabilities	119,522	(105,937)
Net cash provided by operating activities	231,375	485,551
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	21,355,622	15,298,166
Purchases	(13,157,430)	(16,259,451)
Investment securities held to maturity:
Proceeds from maturities and repayments	235,000	485,620
Purchases	(862,812)	(3,273,717)
Net increase in loans	(4,576,357)	(4,459,588)
Purchase of premises and equipment	(23,503)	(9,524)
Proceeds from the sale of fixed assets	1,571	--
Net cash provided by (used in) investing activities	2,972,091	(8,218,494)
FINANCING ACTIVITIES
Net increase (decrease) in demand deposits	591,766	(5,070,436)
Net increase in money market and savings deposits	11,901,200	11,248,441
Net increase in time deposits	1,089,728	1,286,269
Net increase (decrease) in short-term borrowings	620,000	(275,000)
Repayment of Federal Home Loan Bank advances	(57,243)	(64,442)
Purchase of treasury shares	(27,780)	(17,437)
Net cash provided by financing activities	14,117,671	7,107,395
Net increase (decrease) in cash and cash equivalents	17,321,137	(625,548)
Cash and cash equivalents at beginning of period	54,696,204	66,424,145
Cash and cash equivalents at end of period	$72,017,341	$65,798,597
Supplemental Disclosures of Cash Flows Information
Cash Paid During the Period For:
Interest on deposits and borrowings	$869,598	$991,062
Income taxes	$--	$--

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

These statements should be read in conjunction with the consolidated statements of and for the year ended December 31, 2011, and related notes which are included on the Form 10-K (file no. 000-24147).

NOTE 2 – EARNINGS PER SHARE

The Company currently maintains a simple capital structure; therefore, there are no potential dilutive effects on earnings per share.  As such, earnings per share are calculated using the weighted number of shares for the period.

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE  3 – FAIR VALUE MEASUREMENTS

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

The following table presents the assets reported on the consolidated statements of financial condition at fair value as of March 31, 2012, and December 31, 2011, by level within the fair value hierarchy. As required by the authoritative accounting guidance, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2012
	Level I	Level II	Level III	Total
	(In thousands)

Assets measured on a recurring basis:
Securities available for sale:
U.S. Government and Agency Obligations	$--	$89,461	$--	$89,461
Mutual Funds	--	642	--	642

Assets measured on a nonrecurring basis:
Impaired loans	--	--	$86	$86

	December 31, 2011
	Level I	Level II	Level III	Total
	(In thousands)

Assets measured on a recurring basis:
Securities available for sale:
U.S. Government and Agency Obligations	$--	$97,599	$--	$97,599
Mutual Funds	--	503	--	503

Assets measured on a nonrecurring basis:
Impaired loans	--	--	$668	$668

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 4 - FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values at March 31, 2012 and December 31, 2011 are as follows:

	2012
	Level I	Level II	Level III	Total Fair Value
	(In thousands)
Financial assets:
Cash and due from depository institutions	$67,956	$--	$--	$67,956
Federal funds sold	4,061	--	-	4,061
Securities available for sale	--	90,103	--	90,103
Securities held to maturity	--	44,264	--	44,264
Net loans	--	--	239,288	239,288
Loans held for sale	--	--	74	74
Accrued interest receivable	--	--	1,534	1,534
Regulatory stock	--	1,884	--	1,884
Bank-owned life insurance (“BOLI”)	--	--	7,514	7,514

Financial liabilities:
Deposits	$--	$--	$406,265	$406,265
Short-term borrowings	--	--	1,565	1,565
Federal Home Loan Bank advances	--	417	--	417
Accrued interest payable	--	--	152	152

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and due from depository institutions	$67,956	$67,956	$51,528	$51,528
Federal funds sold	4,061	4,061	3,168	3,168
Securities available for sale	90,103	90,103	98,102	98,102
Securities held to maturity	41,617	44,264	41,040	43,834
Net loans	228,909	239,288	224,333	235,528
Loans held for sale	74	74	--	--
Accrued interest receivable	1,534	1,534	1,121	1,121
Regulatory stock	1,884	1,884	1,884	1,884
Bank-owned life insurance (“BOLI”)	7,514	7,514	7,449	7,449

Financial liabilities:
Deposits	$402,646	$406,265	$389,063	$393,054
Short-term borrowings	1,565	1,565	945	945
Federal Home Loan Bank advances	359	417	416	483
Accrued interest payable	152	152	160	160

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

NOTE 4 - FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS - CONTINUED

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

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 5 – INVESTMENT SECURITIES

The amortized cost of securities and their estimated fair values are as follows:

Securities Available for Sale
	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Obligations of U.S. Government Agencies and Corporations	$88,757,890	$797,924	$(95,266)	$89,460,548
Mutual funds	543,415	98,808	--	642,223
Total	$89,301,305	$896,732	$(95,266)	$90,102,771

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Obligations of U.S. Government Agencies and Corporations	$96,956,082	$766,897	$(123,959)	$97,599,020
Mutual funds	543,415	--	(40,221)	503,194
Total	$97,499,497	$766,897	$(164,180)	$98,102,214

Securities Held to Maturity
	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Obligations of States and Political Subdivisions	$41,617,484	$2,669,211	$(22,951)	$44,263,744
Total	$41,617,484	$2,669,211	$(22,951)	$44,263,744

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Obligations of States and Political Subdivisions	$41,039,935	$2,815,688	$(21,654)	$43,833,969
Total	$41,039,935	$2,815,688	$(21,654)	$43,833,969

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 5 - INVESTMENT SECURITIES - CONTINUED

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2012, and December 31, 2011.   As of March 31, 2012, there were a total of 15 securities in an unrealized loss position.

	March 31, 2012

	Less Than 12 Months			12 Months or Greater			Total
		Gross	Number of		Gross	Number of		Gross
	Fair	Unrealized	Impaired	Fair	Unrealized	Impaired	Fair	Unrealized
	Value	Loss	Securities	Value	Loss	Securities	Value	Loss

U. S. Government Agencies and Corporations	$13,898,826	$(95,266)	7	-	-	-	$13,898,826	$(95,266)

Obligations of States and Political Subdivisions	2,458,553	(22,951)	8	-	-	-	2,458,553	(22,951)

Total temporarily impaired debt securities	16,357,379	(118,217)	15	-	-	-	16,357,379	(118,217)

Total of all securities	$16,357,379	$(118,217)	15	-	-	-	$16,357,379	$(118,217)

	December 31, 2011

	12 Months or Less			12 Months or Greater			Total
		Gross	Number of		Gross	Number of		Gross
	Fair	Unrealized	Impaired	Fair	Unrealized	Impaired	Fair	Unrealized
	Value	Loss	Securities	Value	Loss	Securities	Value	Loss

U. S. Government Agencies and Corporations	$32,709,685	$(123,959)	8	-	-	-	$32,709,685	$(123,959)

Obligations of States and Political Subdivisions	1,400,448	(21,654)	5	-	-	-	1,400,448	(21,654)

Total temporarily impaired debt securities	34,110,133	(145,613)	13	-	-	-	34,110,133	(145,613)
Mutual Funds	503,194	(40,221)	1	-	-	-	503,194	(40,221)
Total temporarily impaired equity securities	503,194	(40,221)	1				503,194	(40,221)
Total of all securities	$34,613,327	$(185,834)	14	-	-	-	$34,613,327	$(185,834)

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 5 – INVESTMENT SECURITIES – CONTINUED

The amortized cost and fair values of debt securities at March 31, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$850,549	$866,875	$2,465,571	$2,495,379
Due after one year through five years	43,806,327	44,338,164	14,982,943	15,880,718
Due after five through ten years	40,887,638	40,999,103	23,037,072	24,699,279
Due after ten years	3,213,376	3,256,406	1,131,898	1,188,368
	$88,757,890	$89,460,548	$41,617,484	$44,263,744

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

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 6 - LOANS

Major classifications of loans are summarized as follows:

	March 31, 2012	December 31, 2011
Real estate – residential	$99,242,430	$97,583,238
Real estate – farm	12,301,783	11,028,432
Real estate – commercial	58,097,953	58,213,465
Real estate – construction	13,251,670	12,467,999
Commercial and other loans	43,167,850	41,666,625
Consumer and credit card loans	5,509,341	5,865,194
	231,571,027	226,824,953
Less allowance for loan losses	(2,440,596)	(2,275,176)
Less net deferred loan origination fees	(221,053)	(216,756)
Loans, net	$228,909,378	$224,333,021

	March 31, 2012
	Loans Individually	Loans Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total

Real estate - residential and farm	$--	$111,544,213	$111,544,213
Real estate - commercial and construction	--	71,349,623	71,349,623
Commercial and other loans	465,252	42,702,598	43,167,850
Consumer and credit card loans	--	5,509,341	5,509,341
Total	$465,252	$231,105,775	$231,571,027

	December 31, 2011
	Loans Individually	Loans Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total

Real estate - residential and farm	$--	$108,611,670	$108,611,670
Real estate - commercial and construction	545,040	70,136,424	70,681,464
Commercial and other loans	481,706	41,184,919	41,666,625
Consumer and credit card loans	--	5,865,194	5,865,194
Total	$1,026,746	$225,798,207	$226,824,953

Loans held for sale at March 31, 2012, and December 31, 2011, were $74,500 and $-0-, respectively and were carried at cost.  Real estate loans serviced for the Federal Home Loan Mortgage Corporation (FHLMC), which are not included in the consolidated balance sheet, totaled $42.1 million and $43.8 million at March 31, 2012, and December 31, 2011, respectively.  The Bank is currently collecting a fee of .25% for servicing these loans.

The Company’s primary business activity is with customers located within its local trade area. Residential, commercial, personal, and agricultural loans are granted.  The Company also selectively funds loans originated outside of its trade area provided such loans meet its credit policy guidelines.  Although the Company has a diversified loan portfolio at March 31, 2012, and December 31, 2011, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 6 – LOANS – CONTINUED

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

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 6 – LOANS - CONTINUED

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2012, and December 31, 2011:

			Impaired
			Loans with No
	Impaired Loans with		Specific
March 31, 2012	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance

Commercial and other loans	$465,252	$378,874	--	$465,252	$465,252
Total Impaired Loans	$465,252	$378,874	--	$465,252	$465,252

			Impaired
			Loans with No
	Impaired Loans with		Specific
December 31, 2011	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance

Real estate - commercial and construction	$-	$-	$545,040	$545,040	$545,040
Commercial and other loans	481,706	358,662	-	481,706	481,706
Total Impaired Loans	$481,706	$358,662	$545,040	$1,026,746	$1,026,746

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three months ended March 31, 2012, and for the year 2011:

	March 31, 2012	December 31, 2011

Average Investment in impaired loans:
Real estate – commercial	$179,863	$751,315
Commercial loans	473,479	494,612
Interest income recognized on an accrual basis on impaired loans:
Real estate – commercial	$--	$--
Commercial loans	7,940	32,581
Interest income recognized on a cash basis on impaired loans	$--	$--

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 6 – LOANS - CONTINUED

Total nonaccrual loans and the related interest for the three months ended March 31, 2012, and for the year ended December 31, 2011, are as follows.

	2012	2011
Principal outstanding	$50,793	$596,376
Contractual interest due	$2,505	$54,166
Interest income recognized	$--	$--

The following table presents loans that are new troubled debt restructurings as of March 31, 2012, and December 31, 2011:

Troubled Debt
Restructurings that
	New Troubled Debt		Subsequently
	Restructurings in		Defaulted during Prior
	YTD Period		Twelve Months
	Number of	Recorded	Number of	Recorded
March 31, 2012	Contracts	Investment	Contracts	Investment

Real estate - residential and farm	--	--	--	--
Real estate - commercial and construction	--	--	--	--
Commercial and other loans	--	--	--	--
Consumer and credit card loans	--	--	--	--
Total	--	--	--	--

Troubled Debt
Restructurings that
	New Troubled Debt		Subsequently
	Restructurings in		Defaulted during Prior
	YTD Period		Twelve Months
	Number of	Recorded	Number of	Recorded
December 31, 2011	Contracts	Investment	Contracts	Investment

Real estate - residential and farm	--	--	--	--
Real estate - commercial and construction	--	--	--	--
Commercial and other loans	1	$244,546	--	--
Consumer and credit card loans	1	1,231	--	--
Total	2	$245,777	--	--

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

NOTE 6 – LOANS - CONTINUED

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2012, and December 31, 2011.  Included in the Pass category are loans that have not been individually reviewed and graded on an annual basis.

		Special
March 31, 2012	Pass	Mention	Substandard	Doubtful	Total

Real estate - residential and farm	$108,725,068	$1,174,896	$1,644,249	--	$111,544,213
Real estate - commercial and construction	65,104,400	2,966,044	3,279,179	--	71,349,623
Commercial and other loans	41,524,852	125,591	1,395,795	$121,612	43,167,850
Consumer and credit card loans	5,450,784	39,430	19,127	--	5,509,341
Total	$220,805,104	$4,305,961	$6,338,350	$121,612	$231,571,027

		Special
December 31, 2011	Pass	Mention	Substandard	Doubtful	Total

Real estate - residential and farm	$105,915,706	$1,001,602	$1,694,362	--	$108,611,670
Real estate - commercial and construction	63,836,573	3,199,901	3,644,990	--	70,681,464
Commercial and other loans	40,045,424	497,806	999,124	$124,271	41,666,625
Consumer and credit card loans	5,798,288	42,142	24,764	--	5,865,194
Total	$215,595,991	$4,741,451	$6,363,240	$124,271	$226,824,953

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 6 – LOANS - CONTINUED

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2012, and December 31, 2011:

		30-59 Days	60-89 Days	Greater Than	Total	Non-
March 31, 2012	Current	Past Due	Past Due	89 Days	Past Due	Accrual	Total Loans

Real estate – residential and farm	$110,490,152	$884,126	$128,608	--	$1,012,734	$41,327	$111,544,213
Real estate - commercial and construction	71,340,814	8,809	--	--	8,809	--	71,349,623
Commercial and other loans	43,037,243	122,460	--	--	122,460	8,147	43,167,850
Consumer and credit card loans	5,490,121	17,901	--	--	17,901	1,319	5,509,341
Total	$230,358,330	$1,033,296	$128,608	--	$1,161,904	$50,793	$231,571,027

		30-59 Days	60-89 Days	Greater Than	Total	Non-
December 31, 2011	Current	Past Due	Past Due	89 Days	Past Due	Accrual	Total Loans

Real estate – residential and farm	$108,388,429	$102,095	$82,371	--	$184,466	$38,775	$108,611,670
Real estate – commercial and construction	70,136,424	--	--	--	--	545,040	70,681,464
Commercial and other loans	41,584,712	67,892	3,274	--	71,166	10,747	41,666,625
Consumer and credit card loans	5,848,336	10,250	4,278	$516	15,044	1,814	5,865,194
Total	$225,957,901	$180,237	$89,923	$516	$270,676	$596,376	$226,824,953

NOTE 7 - ALLOWANCE FOR LOAN LOSSES

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

NOTE 7 - ALLOWANCE FOR LOAN LOSSES - CONTINUED

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

An analysis of the change in the allowance for loan losses for the three months ended March 31, 2012, and the year ended December 31, 2011, follows:

	2012	2011
Balance, Beginning of the period	$2,275,176	$2,665,607
Add:
Provision charged to operations	--	--
Loan recoveries	187,728	26,842
Less: Loans charged off	(22,308)	(417,273)
Balance, End of the period	$2,440,596	$2,275,176

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2012 and December 31, 2011.  During the first quarter of 2012, the Company recorded a large recovery, approximately $180 thousand, on a commercial real estate loan that was partially charged-off during 2011.  Activity in the allowance is presented for the three months ended March 31, 2012 and the twelve months ended December 31, 2011:

	Real Estate	Real Estate	Commercial	Consumer
	Residential	Commercial	and	And
March 31, 2012	and Farm	and Construction	Other Loans	Credit Cards	Total

Allowance for Loan Losses:
Beginning Balance	$673,905	$616,781	$932,861	$51,629	$2,275,176
Charge-offs	(22,041)	--	--	(267)	(22,308)
Recoveries	1,500	180,860	4,754	614	187,728
Provision	37,142	(50,946)	13,300	504	--
Ending Balance	$690,506	$746,695	$950,915	$52,480	$2,440,596

Ending Balance: individually evaluated for impairment	$0	$0	$378,874	$0	$378,874

Ending Balance: collectively evaluated for impairment	$690,506	$746,695	$572,041	$52,480	$2,061,722

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 7 - ALLOWANCE FOR LOAN LOSSES - CONTINUED

December 31, 2011	Real Estate Residential and Farm	Real Estate Commercial and Construction	Commercial and Other Loans	Consumer and Credit Cards	Total

Allowance for Loan Losses:
Beginning Balance	$671,646	$985,042	$954,526	$54,393	$2,665,607
Charge-offs	(19,095)	(392,830)	--	(5,348)	(417,273)
Recoveries	67	3,600	20,591	2,584	26,842
Provision	21,287	20,969	(42,256)	--	--
Ending Balance	$673,905	$616,781	$932,861	$51,629	$2,275,176

Ending Balance: individually evaluated for impairment	$--	$--	$358,662	$--	$358,662

Ending Balance: collectively evaluated for impairment	$673,905	$616,781	$574,199	$51,629	$1,916,514

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

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2011-03, Transfers and Services (Topic 860):Reconsideration of Effective Control for Repurchase Agreements.  The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this Update apply to all entities, both public and nonpublic.  The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  This ASU did not have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820):Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments in this Update are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011.  Early application by public entities is not permitted. This ASU did not have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220):Presentation of Comprehensive Income.  The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income.  To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Company has provided the necessary disclosure in the Statement of Comprehensive Income.

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

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

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80):Disclosures about an Employer’s Participation in a Multiemployer Plan.  The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans.  The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements.  For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted.  For nonpublic entities, the amendments are effective for annual periods of fiscal years ending after December 15, 2012, with early adoption permitted.  The amendments should be applied retrospectively for all prior periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-10, Property, Plant, and Equipment (Topic 360):  Derecognition of in Substance Real Estate-a Scope Clarification.  The amendments in this Update affect entities that cease to have a  controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness.  That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary's operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt.  The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date.  Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities.  For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012.  For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted.  This ASU is not expected to have a significant impact on the Company’s financial statements.

Killbuck Bancshares, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities.  The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement.  The requirements amend the disclosure requirements on offsetting in Section 210-20-50.  This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220):  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05.  Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.  All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  The Company has provided the necessary disclosure in Statement of Comprehensive Income.

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

Critical Accounting Policies

The Company’s accounting policies are integral to understanding the results reported. The accounting policies are described in detail in Note 1 of the Consolidated Financial Statements filed with the Commission as part of the Company’s Annual Report on Form 10-K for its calendar year ended December 31, 2011.  Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses - Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio.

Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.  For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, refer to Note 1 of the Consolidated Financial Statements filed with the Commission as part of the Company’s Annual Report on Form 10-K for its calendar year ended December 31, 2011.

Goodwill and Other Intangible Assets  - As discussed in Note 6 of the Consolidated Financial Statements, filed with the Commission as part of the Company’s Annual Report on Form 10-K for its calendar year ended December 31, 2011; the Company must assess goodwill and other intangible assets each year for impairment. ASU 2011-08 allows a company to first assess qualitative factors to determine whether it is necessary to perform a two-step goodwill impairment test. The two-step impairment test involves estimating cash flows for future periods. If the future cash flows were less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

Deferred Tax Assets - We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. Our deferred tax assets are described further in Note 13 of the consolidated financial statements filed with the Commission as part of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2011.

Financial Condition

The Company’s assets at March 31, 2012, totaled $451.6 million, an increase of $15.1 million, or 3.5% over 2011 totals.

The asset growth during the first quarter of 2012 generally reflects a $13.6 million, or 3.5% increase in total deposits. The deposit growth is generally reflective of the Company’s continuing marketing efforts directed at profitable organic growth.

Cash and cash equivalents increased by $17.3 million, or 31.7% to $72.0 million at March 31, 2012. The Company has maintained above normal levels of cash and cash equivalents due to the economic uncertainty in the environment.

Investment securities available for sale decreased by $8.0 million or 8.2% from December 31, 2011, to March 31, 2012 due to a decrease in suitable securities available to purchase for the portfolio.   Investments held to maturity increased $0.6 million or 1.4% due to some attractive municipal securities available for the portfolio.

Net loans increased during the first quarter of 2012 by $4.6 million, or 2.0%, totaling $228.9 million at quarter end. An increase of $3.6 million occurred in the real estate loan category, which is attributable primarily to increases in residential real estate lending, farm lending and construction lending of $1.6 million, $1.2 million and $0.8 million, respectively. The Company also experienced an increase of $1.5 million in commercial lending.  The Company experienced modest declines in commercial real estate lending and consumer lending of $0.1 million and $0.4 million, respectively, due to lower demand in those sectors.

The Company’s allowance for loan losses at March 31, 2012, totaled $2.4 million, or 1.05% of total loans, as compared to $2.3 million, or 1.0% of total loans at December 31, 2011.

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

Total deposits at March 31, 2012, were $402.6 million compared to $389.1 million at December 31, 2011.  Demand accounts, money market accounts, savings accounts and time deposits accounts increased $0.6 million, $8.8 million, $3.1 million, and $1.1 million respectively.  Management attributes these changes to the changes in interest rates. A Money Market account is a short term investment that customers use while waiting until the interest rates meet their expectations for longer term time deposits.  Management believes the demand account increases are attributable to normal fluctuations due to customer usage.

Federal Home Loan Bank advances decreased $57,000 due to maturities and scheduled repayments, and short-term borrowings increased $620,000 at March 31, 2012, from December 31, 2011.

Shareholders’ equity increased by approximately $827,000 during the quarter ended March 31, 2012, totaling $46.0 million at quarter-end, as compared to $45.2 million at December 31, 2011. The growth in shareholders’ equity during the first quarter of 2012 was comprised of period earnings of $723,000 and an increase of $131,000 in accumulated other comprehensive income, which were offset by $28,000 in treasury share purchases.  Management monitors risk-based capital and leveraged capital ratios in order to assess compliance of the regulatory guidelines.  At March 31, 2012, the total capital ratio was 18.10%; the Tier I capital ratio was 17.16%, and the leverage ratio was 10.10%, compared to regulatory capital requirements of 8%, 4% and 4% respectively.  These ratios are well in excess of regulatory capital requirements.

RESULTS OF OPERATIONS
Comparison of the Quarters Ended March 31, 2012 and 2011

Net income for the three-month period ended March 31, 2012, was $723,000, an increase of $155,000 or 27.4% from the $568,000 reported at March 31, 2011.

Total interest income of approximately $3,663,000 for the three-month period ended March 31, 2012, compares to $3,550,000 for the same period in 2011, an increase of $113,000 or 3.2%.  The increase in total interest income is primarily attributable to an increase in interest and fees on loans due primarily to an increase in the average volume.  See “Average Balance Sheet” for the three-month periods ended March 31, 2012 and 2011.  The yield on loans decreased to 4.92% for the first three months of 2012 compared to 5.16% for the first three months of 2011.  Average loan balances were $228,152,000 for the first three months of 2012 compared to $209,486,000 for the first three months of 2011.  The interest on taxable investment securities of $484,000 for 2012 compares to $445,000 for 2011.  The increase in taxable investment income is primarily attributable to an increase in volume.  Average taxable investment balances were $97,029,000 compared to $73,954,000 and the yields were 1.93% compared to 2.30% for the first three months of 2012 and 2011, respectively.  The interest on tax exempt investment securities of $351,000 for 2012 compares to $373,000 for 2011.  The decrease in tax exempt investment income is primarily attributable to a decrease in yield.  Average nontaxable investment balances were $41,038,000 compared to $40,423,000 and the yields were 3.43% compared to 3.69% for the first three months of 2012 and 2011, respectively.

Total interest expense of $862,000 for the three-month period ending March 31, 2012, represents a decrease of $123,000 from the $985,000 reported for the same three-month period in 2011.  The decrease in interest expense on deposits of $118,000 is due mainly to a decrease in interest rates.  The decrease in interest expense on Federal Home Loan Bank advances of $4,000 is due to maturities and principal payments on the advances.  The cost of interest bearing liabilities was 1.08%, compared to 1.30% for the three-month periods of 2012 and 2011, respectively. Average interest-bearing liabilities were $319,881,000 for the first three months of 2012 compared to $302,472,000 for the first three months of 2011.  See “Average Balance Sheet” for the three-month periods ended March 31, 2012 and 2011.

Net interest income of $2,801,000 for the three months ended March 31, 2012, compares to $2,565,000 for the same three-month period in 2011, an increase of $236,000 or 9.2%.  The foregoing factors culminated in the Company’s attainment of an interest rate spread of 2.46% and a net yield on earning assets of 2.70% in 2012, compared to 2.40% and 2.67% respectively, in 2011.

There was no provision for loan losses for the first quarter of 2012 or 2011. This is principally attributable to the continuing low levels of nonperforming assets in the loan portfolio. As stated previously, the Company maintains the allowance at a level commensurate with the credit risks inherent in the portfolio.

Total non-interest income for the three-month period ended March 31, 2012, of $334,000 compares to $353,000 for the same three-month period in 2011, a decrease of $19,000 or 5.4%.  Gain on sale of loans decreased $13,000 as no mortgage loans were sold in the secondary market during the first quarter of 2012.

Total non-interest expense of $2,244,000 for the three months ended March 31, 2012, compares to $2,301,000 for the same three-month period in 2011.  This represents a decrease of $57,000 or 2.5%.  Salary and employee benefits increased approximately $42,000 due to normal salary increases and an increase in hospitalization costs. Insurance and bond expense decreased approximately $56,000 due mainly to lower FDIC insurance premiums.  The changes in the remaining expense accounts were attributable to increases/decreases in items that are normal and recurring in nature.

Income tax expense increased to $167,000 in 2012, representing a $118,000, or 239.6%, increase from the $49,000 of income tax expense recorded in 2011. The quarter over quarter increase is primarily attributable to higher pretax income and lower levels of tax-exempt income in the 2012 quarter. The Company’s effective tax rate was 18.8% in 2012, as compared to 8.0% in 2011. The principal difference between the Company’s effective tax rate in 2012 and 2011 and the 34% statutory tax rate in effect for both quarters resulted from the beneficial effects of tax-exempt income.

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

Cash and amounts due from depository institutions and federal funds sold totaled $72.0 million at March 31, 2012.  These assets provide the primary source of liquidity for the Company.  In addition, management has designated a portion of the investment portfolio, $90.1 million as available for sale and has an available unused line of credit of $35.9 million with the Federal Home Loan Bank of Cincinnati to provide additional sources of liquidity at March 31, 2012.  As of March 31, 2012, the Company had commitments to fund loans of approximately $2.7 million and unused lines of credit totaling $54.5 million.

Cash was provided during the three month period ended March 31, 2012, mainly from the net increase in deposits of $13.6 million, and the maturities and repayments of investment securities of $21.6 million.  Cash was used during the three month period ended March 31, 2012, mainly for the purchase of investment securities of $14.0 million and the net increase in loans of $4.6 million.  Cash and cash equivalents totaled $72.0 million at March 31, 2012, an increase of $17.3 million from $54.7 million at December 31, 2011.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or ability to meet its funding needs in the normal course of business.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at March 31, 2012, and December 31, 2011.  The Company ceases accruing interest on residential mortgages secured by real estate and consumer loans when principal or interest payments are delinquent 90 days or more.  Commercial loans, that are 90 days or more past due, are reviewed by the Executive Vice President and the loan officer to determine whether they will be classified as nonperforming.  These officers review various factors, which include, but are not limited to, the timing of the maturity of the loan in relation to the ability to collect, whether the loan is deemed to be well secured, whether the loan is in the process of collection, and the favorable results of the analysis of customer financial data.  A nonperforming loan will only be reclassified as a performing loan when stringent criteria have been met.  At the time the accrual of interest is discontinued, future income is recognized only when cash is received or the loan has been returned to performing loan status. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as of result of the deterioration of the borrower.

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Loans on nonaccrual basis	$51	$596
Loans past due 90 days or more	--	1
Renegotiated loans (1)	7	--
Total nonperforming loans	58	597
Other real estate	--	--
Repossessed assets	--	--
Total nonperforming assets	$58	$597

Nonperforming loans as a percent of total loans	0.03%	0.26%
Nonperforming loans as a percent of total assets	0.01%	0.14%
Nonperforming assets as a percent of total assets	0.01%	0.14%

(1) Excludes renegotiated loans that are performing or reported as nonaccrual.

The allowance for loan losses at March 31, 2012, totaled $2.4 million or 1.05% of total loans as compared to $2.3 million or 1.00% at December 31, 2011.  There was no provision for the three months ended March 31, 2012 and 2011.

The level of funding for the provision is a reflection of the overall loan portfolio.  Nonaccrual loans as of March 31, 2012 consist primarily of one to four family residential mortgages.  The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion.  Renegotiated loans as of March 31, 2012 consist primarily of commercial loans.

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

	March 31, 2012			March 31, 2011
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans (1)(2)(3)	$228,151,730	$2,803,558	4.92%	$209,485,639	$2,700,449	5.16%
Securities - taxable (4)	97,029,498	468,856	1.93%	73,953,861	425,246	2.30%
Securities – nontaxable (4)	41,038,413	351,456	3.43%	40,423,387	372,649	3.69%
Securities Equity (4,5)	1,884,560	15,640	3.32%	1,884,560	19,420	4.12%
Federal funds sold	5,222,719	1,007	0.08%	6,407,947	1,827	0.11%
Due from Federal Reserve Bank	41,072,543	22,462	0.22%	52,059,270	30,112	0.23%
Total interest-earning assets	414,399,463	3,662,979	3.54%	384,214,664	3,549,703	3.70%
Noninterest-earning assets:
Cash and due from other institutions	9,210,323			9,313,671
Premises and equipment, net	5,445,879			5,723,485
Accrued interest	1,267,921			1,045,052
Other assets	10,727,708			9,160,242
Less allowance for loan losses	(2,383,537)			(2,669,088)
Total noninterest-earning assets	24,268,294			22,573,362
Total assets	$438,667,757			$406,788,026
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest bearing demand	$33,068,457	12,409	0.15%	$28,539,261	9,713	0.14%
Money market accounts	50,557,193	52,332	0.41%	47,510,755	68,982	0.58%
Savings Deposits	61,329,818	43,111	0.28%	52,397,515	44,846	0.34%
Time deposits	172,944,703	747,022	1.73%	170,239,650	849,423	2.00%
Short-term borrowings	1,602,245	920	0.23%	3,184,019	1,803	0.23%
Federal Home Loan Bank advances	378,550	6,314	6.67%	601,230	9,926	6.60%
Total interest-bearing liabilities	319,880,966	862,108	1.08%	302,472,430	984,693	1.30%
Noninterest-bearing liabilities:
Demand deposits	71,769,387			60,314,103
Accrued expenses and other liabilities	1,560,174			1,118,026
Total noninterest-bearing liabilities	73,329,561			61,432,129
Shareholders’ equity	45,457,230			42,883,467
Total liabilities and shareholders’ equity	$438,667,757			$406,788,026
Net interest income		$2,800,871			$2,565,010
Interest rate spread (6)			2.46%			2.40%
Net yield on interest-earning assets (7)			2.70%			2.67%

(1)	For purposes of these computations, the daily average loan amounts outstanding are net of deferred loan fees.
(2)	Included in loan interest income are loan related fees of $82,000 and $78,000 in 2012 and 2011, respectively.
(3)	Nonaccrual loans are included in loan totals and do not have a material impact on the information presented.
(4)	Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(5)	Equity securities are comprised of common stock of the Federal Home Loan Bank, Federal Reserve Bank and Great Lakes Bankers Bank.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

	Three-Month Period Ended March
	2012 Compared to 2011
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans	$240	$(137)	$103
Securities-taxable	133	(89)	44
Securities-nontaxable	6	(27)	(21)
Securities-equities	--	(4)	(4)
Federal funds sold	--	(1)	(1)
Due from Federal Reserve Bank	(6)	(2)	(8)
Total interest-earning assets	373	(260)	113
Interest expense
Interest bearing demand	2	1	3
Money market accounts	4	(21)	(17)
Savings deposits	8	(10)	(2)
Time deposits	14	(116)	(102)
Short-term borrowing	(1)	--	(1)
Federal Home Loan Bank advances	(4)		(4)
Total interest-bearing liabilities	23	(146)	(123)
Net change in net interest income	$350	$(114)	$236

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1 -	Legal Proceedings None

Item 1A –	Risk Factors Not applicable to Smaller Reporting Companies.

Item 2 -	Unregistered sales of equity securities and use of proceeds The Company did not engage in any unregistered sales of its securities during the quarter ended March 31, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2012	114	$110.52	N/A	N/A
February 1 – 29, 2012	0	--	N/A	N/A
March 1 – 31, 2012	136	$111.62	N/A	N/A
Total (1)	250	$111.12	N/A	N/A

(1) 250 shares of common stock were purchased by Killbuck Bancshares in open-market transactions.

Item 3 -	Default upon senior securities None

Item 4 -	Mine Safety Disclosures

Item 5 –	Other Information None

Item 6 -	Exhibits

a)	The following exhibits are included in this report or incorporated herein by reference:
3.1(i)	Articles of Incorporation of Killbuck Bancshares, Inc.*
3.1(ii)	Amendment to the Articles of Incorporation of Killbuck Bancshares, Inc. increasing authorized shares.**
3.2	Code of Regulations of Killbuck Bancshares, Inc.*
31.1	Rule 13a-14(a) Certification
31.2	Rule 13a-14(a) Certification
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications
99.1	Report of Independent Registered Public Accounting Firm.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*	Incorporated by reference to an identically numbered exhibit to the Form 10 (file No. 0-24147) filed with SEC on April 30, 1998 and subsequently amended on July 8, 1998 and July 31, 1998.

**	Incorporated by reference to Registrant’s report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 13, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2012	By:	/s/ Craig Lawhead
Craig Lawhead President and Chief Executive Officer

Date: May 9, 2012	By:	/s/ Lawrence Cardinal
Lawrence Cardinal Chief Financial Officer